Form 10-Q
period 2000-06-30
OSCA INC
filed 2000-08-14
CIK 1104325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000
                         Commission file number 0-30723


                                   OSCA, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                    72-0868136
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization)                     Identification No.)


          156 COMMISSION BLVD.
             LAFAYETTE, LA                                     70508
 (Address of principal executive offices)                    (Zip Code)


         Registrant's telephone number, including area code 337-837-6047


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes          No   X
                               ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A  -  5,600,000                       Shares as of June 30, 2000

Class B  -  8,400,000                       Shares as of June 30, 2000

Part I - Financial Statements

                                   OSCA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (thousands)

                                                                                  JUNE 30,     DEC. 31,
                                                                                   2000         1999
                                                                                 ---------    ---------
                                                                                (unaudited)
Assets
Current Assets
  Cash and cash equivalents                                                      $   6,360    $   3,898
  Accounts and notes receivable, less allowance for                                 25,177       20,800
     doubtful accounts of $654 in 2000 & $649 in 1999
  Inventories                                                                       22,434       19,321
  Prepaid expenses and other current assets                                          1,396        1,573
  Deferred income taxes                                                              1,659        1,465
  Income taxes receivable                                                               --          128
                                                                                 ---------    ---------
     Total current assets                                                        $  57,026    $  47,185
                                                                                 ---------    ---------

Property and equipment, net                                                         44,750       46,928
Goodwill and other intangibles, net                                                  7,465        7,574
                                                                                 ---------    ---------
     Total Assets                                                                $ 109,241    $ 101,687
                                                                                 =========    =========

Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                               $   7,838    $   6,496
  Dividend note payable to Great Lakes Chemical Corp.                                            65,000
  Accrued liabilities                                                                4,711        5,051
  Income taxes payable                                                                 765
  Current portion of notes payable                                                     118          118
                                                                                 ---------    ---------
     Total current liabilities                                                   $  13,432    $  76,665
                                                                                 ---------    ---------

Note payable - related party                                                           236          354
Long-term Debt                                                                      31,446
Deferred Income Taxes                                                                1,573          957
Due to Great Lakes Chemical Corp.                                                    2,545       43,641
                                                                                 ---------    ---------
     Total liabilities                                                           $  49,232    $ 121,617
                                                                                 ---------    ---------

Stockholders' equity (deficit):
  Class A common stock, $.01 par value, 25,000,000 shares authorized 5,600,000          56           --
  shares issued and outstanding
  Class B common stock, $.01 par value, 40,000,000 shares authorized 8,400,000          84           84
   Issued and outstanding
  Additional Paid in Capital                                                        79,331          690
  Retained earnings (deficit)                                                      (16,929)     (19,282)
  Accumulated other comprehensive income (loss)                                     (2,533)      (1,422)
                                                                                 ---------    ---------
     Total stockholders' equity (deficit)                                           60,009      (19,930)
                                                                                 ---------    ---------
     Total liabilities and stockholders' equity                                  $ 109,241    $ 101,687
                                                                                 =========    =========

                                   OSCA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)


                                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                            JUNE 30,                             JUNE 30,
                                                                 ------------------------------       ------------------------------
                                                                     2000            1999                 2000             1999
                                                                 ------------------------------       ------------------------------
                                                                          (UNAUDITED)                          (UNAUDITED)

Net revenues                                                          $28,882          $23,593             $55,383          $46,616

Operating expenses:
   Cost of sales                                                       20,956           19,706              41,336           38,154
   Selling, administrative and research expenses                        5,253            5,036              10,242            9,139
   Amortization of intangibles                                            100               99                 199              198
                                                                 -------------   --------------       -------------     ------------
      Total operating expenses                                         26,309           24,841              51,777           47,491
                                                                 -------------   --------------       -------------     ------------
Operating income (loss)                                                 2,573           (1,248)              3,606             (875)
Interest and other expense                                                125                2                 132              262
Interest and other income                                                 300              348                 504              268
                                                                 -------------   --------------       -------------     ------------
Income (loss) before income taxes                                       2,748             (902)              3,978             (869)
Income taxes (benefit)                                                  1,084             (550)              1,625             (530)
                                                                 -------------   --------------       -------------     ------------
Net income (loss)                                                     $ 1,664          $  (352)            $ 2,353          $  (339)
                                                                 =============   ==============       =============     ============
Earnings per share:
   Basic                                                              $  0.18          $ (0.04)            $  0.27          $ (0.04)
   Diluted                                                            $  0.18          $ (0.04)            $  0.27          $ (0.04)

   Average shares outstanding                                           9,333            8,400               8,866            8,400

                                   OSCA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)

                                                                                JUNE 30,    JUNE 30,
                                                                                  2000        1999
                                                                                --------    --------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $  2,353    $   (339)
Adjustments to reconcile income to net cash provided by operating activities:
   Depreciation and amortization of intangibles                                    4,109       3,370
   Deferred income taxes                                                             422
   Loss (gain) on sale of fixed assets                                              (227)         37
Changes in operating assets and liabilities:
   Accounts receivable, net                                                       (4,377)      4,087
   Inventories                                                                    (3,113)      3,769
   Other current assets                                                              177        (660)
   Accounts payable                                                                1,342      (4,802)
   Intercompany changes                                                          (41,096)     (1,361)
   Accrued and other liabilities                                                     553      (2,550)
                                                                                --------    --------
Net Cash (Used) Provided by Operating Activities                                 (39,857)      1,551

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                            (2,045)     (5,151)
   Purchase of other assets                                                          (90)        (14)
   Proceeds from the sales of fixed assets                                           483       1,442
                                                                                --------    --------
Net Cash Used in Investing Activities                                             (1,652)     (3,723)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings and (repayments) from notes payable, net                            31,328         (97)
   Proceeds from stock options exercised                                          78,697          --
   Cash dividends to Great Lakes Chemical Corp.                                  (65,000)         --
                                                                                --------    --------
Net Cash Provided by (used in) Financing Activities                               45,025         (97)
                                                                                --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents                               3,516      (2,269)
Cash and Cash Equivalents at Beginning of Year                                     3,898       5,568
Other non-cash reconciling items:
   Cumulative translation adjustment                                              (1,054)     (1,876)
                                                                                --------    --------
Cash and Cash Equivalents at End of Period                                      $  6,360    $  1,423
                                                                                ========    ========
Parentheses indicate decrease in cash and cash equivalents.


                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          ------------------------------------------------------------

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of OSCA, Inc. and its consolidated subsidiaries ("OSCA") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes thereto, included in Form S-1.

NOTE 2:   SPECIAL CHARGES

During 1998, in connection with a Great Lakes repositioning plan, OSCA recognized a special charge of $13.4 million or $8.3 million after income taxes. Of the $13.4 million, $10.1 million was recorded for actions taken in the third quarter of 1998 and another $2.6 million was recorded in the fourth quarter of 1998. In addition, in the fourth quarter of 1999, due to certain changes in the repositioning plan, OSCA recognized a credit to special charges in the amount of $2.6 million.

A summary of spending against the reserve for special charges since March 31, 2000 is as follows (in thousands):

                                                  SPENDING
                                                  3 MONTHS   3 MONTHS
                                         DEC 31     ENDED      ENDED    JUN 30
                                          1999     3/31/00    6/30/00    2000
                                         -------------------------------------
    Lease costs (Completion Services)    $1,783      $756       $136     $891
    Other (Completion Fluids)                69        --         --       69
                                         ------      ----       ----     ----
                                         $1,852      $756       $136     $960
                                         ======      ====       ====     ====

NOTE 3:  INVENTORIES

The major components of OSCA's inventories are as follows:

                                                     JUNE 30,        DEC 31,
                                                    ----------     ----------
                                                       2000           1999
                                                    ----------     ----------
                                                         (IN THOUSANDS)
        Raw materials                                 $     70       $    195
        Finished products                               22,364         19,126
                                                    ----------     ----------
                                                      $ 22,434       $ 19,321
                                                    ==========     ==========

NOTE 4:  INCOME TAXES

A reconciliation of the U. S. Federal income tax rate to the effective income tax rate follows:

                                                           SIX MONTHS
                                                          ENDED JUNE 30,
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
        U.S. Federal income tax rate                     35.0%        35.0%
        State income taxes (net of federal benefit)       1.3          1.0
        Foreign taxes                                     1.9         16.3
        Goodwill amortization                             1.2          4.6
        Other                                             1.4          3.7
                                                      --------     --------
                                                         40.8%        60.6%
                                                      ========     ========

NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

                                          THREE MONTHS           SIX MONTHS
                                         ENDED JUNE 30          ENDED JUNE 30
                                       ----------------      ------------------
                                        2000       1999       2000        1999
                                       ------     -----      ------     -------
        Net income (loss)              $1,664     $(352)     $2,353     $  (339)
        Other comprehensive (loss)       (770)     (366)     (1,111)     (1,778)
                                       ------     -----      ------     -------
        Comprehensive income (loss)    $  894     $(718)     $1,242     $(2,117)
                                       ======     =====      ======     =======

NOTE 6:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows (in thousands):

                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30                   JUNE 30
                                                                ----------------------    ----------------------
                                                                   2000         1999         2000         1999
                                                                ---------    ---------    ---------    ---------
        Denominator for basic earnings per share                   9,333        8,400        8,866        8,400
          (weighted - average shares)
        Effect of dilutive securities                                  6            0            3            0
                                                                ---------    ---------    ---------    ---------
        Denominator for diluted earnings per share                 9,339        8,400        8,869        8,400
                                                                =========    =========    =========    =========

NOTE 7:  CHANGE IN CAPITAL DUE TO INITIAL PUBLIC OFFERING

During June of 2000, OSCA sold 5,600,000 shares of Class A common stock at $15.50 per share, in an Initial Public Offering The sale represented 40% of the ownership in OSCA. In addition, OSCA borrowed $31.0 million against a $40.0 million credit facility established in conjunction with the Initial Public Offering.

The source and use of these funds are as follows:

                                                                  (in thousands)
        SOURCE OF FUNDS
            Sale of stock                                            $  86,800
            Underwriters commission & fees                               6,076
            Other IPO costs                                              2,027
                                                                     ---------
                Net proceeds from sale                                  78,697
            Bank borrowings                                             31,000
                                                                     ---------
                Total sources of funds                               $ 109,697
                                                                     =========

        USE OF FUNDS
            Payment of dividend note payable to Great Lakes          $  65,000
            Intercompany payable to Great Lakes                         44,697
                                                                     ---------
                Total use of funds                                   $ 109,697
                                                                     =========

The net proceeds from the sale of the Class A shares increased common stock by $56,000 and increased paid in capital by $78.6 million.

NOTE 8:  SEGMENT INFORMATION

OSCA is organized into three global business segments: Completion Fluids, Completion Services and Downhole Completion Tools. The units are organized to offer a distinct but synergistic group of products, technology and services.

OSCA evaluates performance and allocates resources based on operating income which represents net revenue less cost of sales, allocated selling, administrative and research expenses. Intersegment net revenue and transfers are recorded at OSCA's cost; there is no intercompany income or loss on intersegment net revenue or transfers.

                                          THREE MONTHS           SIX MONTHS
                                          ENDED JUNE 30,        ENDED JUNE 30,
                                       -------------------    ------------------
                                         2000        1999      2000       1999
                                       -------     -------    -------    -------
                                                     (IN THOUSANDS)
Net revenues by segment to external
customers:
    Completion Fluids                 $11,568     $13,599    $24,734    $27,111
    Completion Services                 9,216       5,332     17,662     11,656
    Downhole Completion Tools           8,098       4,662     12,987      7,849
                                      -------     -------    -------    -------
                                      $28,882     $23,593    $55,383    $46,616
                                      =======     =======    =======    =======
Segment operating income (loss):
    Completion Fluids                 $ 1,190     $   301    $ 1,616    $ 1,715
    Completion Services                    21      (1,121)     1,112     (1,137)
    Downhole Completion Tools           2,028         321      2,224        290
                                      -------     -------    -------    -------
       Total operating income of        3,239        (499)     4,952        868
       reportable segment
    Corporate and Other                  (666)       (749)    (1,346)    (1,743)
                                      -------     -------    -------    -------
Operating income (loss)                 2,573      (1,248)     3,606       (875)
Interest and other expense                125           2        132        262
Interest and other income                 300         348        504        268
                                      -------     -------    -------    -------
Income (Loss) before income taxes     $ 2,748     $  (902)   $ 3,978    $  (869)
                                      =======     =======    =======    =======

NOTE 9:  SUBSEQUENT EVENTS

In July 2000, OSCA sold 840,000 shares of its Class A common stock at $15.50 per share to cover over allotments. Net proceeds from this sale have been paid to Great Lakes.

NOTE 10:  CONTINGENCIES

     There have been no significant subsequent developments related to the contingencies reported in the Company's Form S-1.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

         --------------------------------------------------------------

This Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the S-1 and the unaudited interim consolidated financial statements included elsewhere in this report. All reference to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net revenue of certain income statement items for the Company's operations:

                                                  THREE MONTHS      SIX MONTHS
                                                 ENDED JUNE 30     ENDED JUNE 30
                                                ---------------   --------------
                                                 2000     1999     2000    1999
                                                ------   ------   ------  ------
                                                      (%)              (%)
        Net revenue                             100.0    100.0    100.0   100.0
        Gross profit                             27.4     16.5     25.4    18.1
        Selling, general & admin. expenses       18.5     21.8     18.9    20.0

        Operating income                          8.9     (5.3)     6.5    (1.9)
        Interest and other expense                0.4        0      0.2      .6
        Interest and other income                 1.0      1.5      0.9      .6

        Income before income taxes                9.5     (3.8)     7.2    (1.9)
        Income taxes                              3.7     (2.3)     2.9    (1.2)

        Net income (loss)                         5.8     (1.5)     4.3    (0.7)
                                                =====    =====    =====   =====

RESULTS OF OPERATIONS

Revenues in the second quarter increased 22.5% to $28.9 million from $23.6 million compared to the corresponding period in 1999. Volume expansion accompanied by moderate price increases in Completion Services and Downhole Tools drove the increase. Pricing in Completion Fluids appeared to stabilize during the period.

Costs of goods sold increased 6.1% to $20.9 million from $19.7 million, however gross profit margin improved to 27.4% from 16.5% as compared to second quarter 1999 reflecting the effect of the increased volume, favorable product mix and price improvement.

Selling, general and administrative expenses increased to $5.4 million over the prior year period of $5.1 million. This increase is primarily due to the addition of technical personnel required to support increasing exploration and production activity, particularly in the Gulf of Mexico.

Operating income improved to $2.6 million for the reporting period as compared to an operating loss of ($1.2) million last year. Net income was $1.7 million, or $0.18 per share compared to a net loss of ($0.4) million or ($.04) per share one year ago.

For the first six months, revenues increased 19% to $55.4 million from $46.6 million one year ago. The increase was primarily due to rising well completion activity in the Gulf of Mexico driven by high commodity prices for oil and gas. Net income for the six months was $2.4 million, or $0.27 per share, as compared to a net loss of ($0.3) million or ($.04) per share for the corresponding period last year.

Interest and other income was $0.3 million, for the three months ended June 30, 2000 equivalent to that for the same period in 1999. Interest and other expense increased $0.1 million for the three months ended June 30, 2000 from the same period last year due to the $31.0 million interest bearing loan established in June of 2000.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Completion Fluids, Completion Services and Downhole Completion Tools. Operating income, which is the income measure the company uses to evaluate business segment performance, represents net sales less costs of products sold, selling, general and administrative expenses.

COMPLETION FLUIDS BUSINESS UNIT

The Completion Fluids business unit is a market leader in the sale and service of high-density brine completion fluids and related onsite fluid maintenance services including filtration, engineering and performance additives. Results for the quarter and first six months follows:

                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30                   JUNE 30
                                --------------------      ----------------------
                                   2000      1999           2000         1999
                                ---------  ---------      ---------    ---------
        Net revenues              $11.6       $13.6         $24.7        $27.1
        Operating income          $ 1.2       $ 0.3         $ 1.6        $ 1.7

Completion Fluids revenue for the quarter decreased 14.9% to $11.6 million compared to $13.6 million one year ago, reflecting lower selling prices and curtailed activity from two of the Company's contract customers. However, operating income increased 300% to $1.2 million from $0.3 million due to improved product mix led by sales of high-value proprietary fluid systems.

For the six months ended in June, Revenues decreased 8.8% to $24.7 million from $27.1 million a year ago. As in the reporting quarter, this reflects lower selling prices for conventional fluid systems. Operating income was down 5.8% to $1.6 million compared to $1.7 million last year.

Completion Fluids has been operating under intense pricing pressure resulting in price erosion of 10% since the second quarter of 1999. Prices appeared to stabilize during the quarter. At the same time OSCA's focus on high demand completions and proprietary products contributed to an operating margin improvement of 8% over the corresponding quarter in 1999. This is particularly noteworthy in view of the price decline in the market.

COMPLETION SERVICES

The Completion Services business unit consists of the Marine Well Service, Skid Pumping Service and Coiled Tubing Service product lines. Results for the quarter and first six months follows:

                                   THREE MONTHS              SIX MONTHS
                                  ENDED JUNE 30            ENDED JUNE 30
                              ---------------------    ----------------------
                                 2000       1999         2000        1999
                              ----------  ---------    ---------   ----------
        Net revenues            $ 9.2        $5.3        $17.7       $11.7
        Operating income        $ 0.0       ($1.1)       $ 1.1       $(1.1)

Completion Services revenue increased 73.6% versus the second quarter 1999. Revenues for the first six months increased 51.3% compared to the same period last year. Second quarter 2000 operating income improved $1.1 million (100%) from second quarter 1999 and $2.2 million (200.0%) for the first six months.

New contracts in Brazil, market penetration and higher activity levels combined to drive the improvements in revenue. The increased volumes coupled with higher selling prices are responsible for the significant improvement in operating income during the quarter and for the first six months.

DOWNHOLE COMPLETION TOOLS

The Downhole Completion Tools business unit provides downhole sand control tools and production packers/accessories. Results for the quarter and first six months follows:

                                   THREE MONTHS              SIX MONTHS
                                  ENDED JUNE 30            ENDED JUNE 30
                              ---------------------    ----------------------
                                 2000       1999         2000        1999
                              ----------  ---------    ---------   ----------
        Net revenues            $ 8.1        $4.7        $13.0       $ 7.8
        Operating income        $ 2.0        $0.3        $ 2.2       $ 0.3

Completion Tools revenues increased 72.3% from second quarter of 1999. Revenues in the first six months increased 66.7% compared to the corresponding period in 1999. Second quarter 2000 operating income improved $1.3 million (566.7%) from second quarter 1999 and $1.9 million (633.3%) for the first six months.

The significant improvement in revenue and operating income reflects gains in market share and increased well completion activities. OSCA's expanding intelligent well completion technology has positioned this business unit as the front runner in high demand well completions.

FINANCIAL CONDITION & LIQUIDITY

Inventories were $22.4 million at June 30, 2000, an increase of $3.1 million from year- end and $1.7 million from a year ago. The increase in inventories are due to higher activity levels in the Downhole Completion Tool business.

Accounts receivable increased $4.4 million to $25.2 million at June 30, 2000, as compared to December 31, 1999. The increase was due entirely to increases in revenue as days sales outstanding decreased by 2 days over the prior period.

Current liabilities decreased $63.3 million to $13.4 million at June 30, 2000 from $76.7 million at December 31, 1999. The decrease was primarily attributable to payment of the dividend note payable to Great Lakes. (See Note 7 to the Consolidated Financial Statement.)

Long term debt increased to $31.3 million at June 30, 2000, as the company established a line of credit with Bank One as part of the Initial Public Offering of Class A common stock. (See Note 7 to the Consolidated Financial Statement.)

Intercompany payables to Great Lakes decreased $41.1 million to $2.5 million at June 30, 2000 from $43.6 million at year-end. Proceeds for this reduction came primarily from the IPO proceeds and the line of credit established as part of the Initial Public Offering. (See Note 7 to the Consolidated Financial Statement.)

Capital spending for the first six months amounted to $2.0 million. Spending for the year is expected to be approximately $4.0 million.

Additional paid in capital increased $78.6 million and common stock increased $56,000 from year-end. The increase was due to the sale of 5,600,000 shares of Class A common stock.

FORWARD LOOKING STATEMENT

This report contains forward looking statements involving risks and uncertainties that affect the Company's operations as discussed in the Form S-1 filed with the Securities and Exchange Commission. Accordingly, there is no assurance that the Company's expectations will be realized.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

As discussed in the Registration Statement related to our Initial Public Offering, we paid the net proceeds from the Initial Public Offering to Great Lakes as repayment of outstanding indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders

Under Section 228 of the General Corporation Law of the State of Delaware, on April 26, 2000, Great Lakes Chemical Corporation, as our sole stockholder, by written consent without a meeting, adopted resolutions approving our Amended and Restated Bylaws and electing Richard A. Pattarozzi, W. Bernard Pieper and John
L. Whitmire as directors.

Also under Section 228 of the General Corporation Law of the State of Delaware, on June 6, 2000, Great Lakes Chemical Corporation, as our sole stockholder, by written consent without a meeting, adopted resolutions:

     1.  Approving our Amended and Restated Certificate of Incorporation.
     2. Appointing Ernst & Young, LLP as our outside independent accounting firm.
     3.  Approving the adoption of our 2000 Stock Compensation Plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of the report are listed below:

     Exhibits Number

     (27)     Financial Data Schedule

(b) The Company did not file, nor was it required to file, a form 8-K during the quarter for which this report was filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   June 9, 2000            By: /s/ Steven J. Brading
    ----------------                -----------------------------
                                    Steven J. Brading
                                    Vice President & Chief Financial Officer




13