Form 10-Q
period 2000-09-30
OSCA INC
filed 2000-11-14
CIK 1104325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                             -----------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000
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


                                  Yes   X
                                      -----
                                  No
                                      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A  -  6,440,000                  Shares as of September 30, 2000

Class B  -  8,400,000                  Shares as of September 30, 2000

Part I - Financial Information
Item 1.  Financial Statements

                                   OSCA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (thousands)

                                                                                     SEPT. 30,       DEC. 31,
                                                                                       2000           1999
                                                                                    ---------       ---------
                                                                                   (Unaudited)
                                     ASSETS
Current Assets
  Cash and cash equivalents                                                         $   1,509       $   3,898
  Accounts and notes receivable, less allowance for                                    31,979          20,800
     doubtful accounts of $431 in 2000 and $798 in 1999
  Inventories                                                                          25,582          19,321
  Prepaid expenses and other current assets                                             1,473           1,573
  Deferred income taxes                                                                 1,659           1,465
  Income taxes receivable                                                                   -             128
                                                                                    ---------       ---------
     Total current assets                                                              62,202          47,185
                                                                                    ---------       ---------
Property and equipment, net                                                            43,474          46,928
Goodwill and other intangibles, net                                                     7,218           7,574
Other assets                                                                              958               -
                                                                                    ---------       ---------
      Total Assets                                                                  $ 113,852       $ 101,687
                                                                                    =========       =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                  $   7,953       $   6,496
  Dividend note payable to Great Lakes Chemical Corp.                                       -          65,000
  Accrued liabilities                                                                   5,271           5,051
  Income taxes payable                                                                  1,012               -
  Current portion of notes payable                                                        118             118
                                                                                    ---------       ---------
       Total current liabilities                                                       14,354          76,665
                                                                                    ---------       ---------
Note payable - related party                                                              236             354
Long-term debt                                                                         30,282               -
Other long-term liabilities                                                               768               -
Deferred income taxes                                                                   1,573             957
Due to Great Lakes Chemical Corp.                                                       1,446          43,641
                                                                                    ---------       ---------
        Total liabilities                                                              48,659         121,617
                                                                                    ---------       ---------
Stockholders' equity (deficit):
  Class A common stock, $.01 par value, 25,000,000 shares authorized 6,440,000
shares issued and outstanding                                                              64               -
  Class B common stock, $.01 par value, 40,000,000 shares authorized 8,400,000
issued and outstanding                                                                     84              84
  Additional paid-in capital                                                           90,798             690
  Retained earnings (deficit)                                                         (23,402)        (19,282)
  Accumulated other comprehensive income (loss)                                        (2,351)         (1,422)
                                                                                    ---------       ---------
         Total stockholders' equity (deficit)                                          65,193         (19,930)
                                                                                    ---------       ---------
         Total Liabilities and Stockholders' Equity                                 $ 113,852       $ 101,687
                                                                                    =========       =========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                         -----------------------        -----------------------
                                                           2000           1999            2000           1999
                                                         --------       --------        --------       --------
                                                                (UNAUDITED)                    (UNAUDITED)
Net revenues                                             $ 34,136       $ 21,625        $ 89,519       $ 68,241

Operating Expenses:
     Cost of sales                                         25,541         17,603          66,875         55,757
     Selling, general and administrative expenses           5,143          4,621          15,383         13,760
     Amortization of intangibles                               99            100             298            298
                                                         --------       --------        --------       --------
          Total operating expenses                         30,783         22,324          82,556         69,815
                                                         --------       --------        --------       --------
Operating income (loss)                                     3,353           (699)          6,963         (1,574)

Interest and other expense                                    685           (205)            817             57
Interest and other income                                      25            160             527            428
                                                         --------       --------        --------       --------
Income (loss) before income taxes                           2,693           (334)          6,673         (1,203)
Income taxes (benefit)                                        949           (204)          2,574           (734)
                                                         --------       --------        --------       --------
Net income (loss)                                        $  1,744       ($   130)       $  4,099       ($   469)
                                                         ========       ========        ========       ========
Earnings per share:
      Basic                                              $   0.12       ($  0.02)       $   0.38       ($  0.06)
      Diluted                                            $   0.12       ($  0.02)       $   0.38       ($  0.06)

      Weighted average shares outstanding                  14,732          8,400          10,822          8,400
      Weighted average shares outstanding
        assuming dilution                                  14,732          8,400          10,824          8,400


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)


                                                                                        NINE MONTHS ENDED
                                                                                    SEPT. 30,       SEPT. 30,
                                                                                      2000            1999
                                                                                    --------        --------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                   $  4,099        $   (469)
Adjustments to reconcile income to net cash provided by operating activities:
     Depreciation and amortization of intangibles                                      6,174           5,330
     Deferred income taxes                                                               422               -
     Loss (gain) on sale of fixed assets                                                (193)            (99)
     Other                                                                              (132)              -
Changes in operating assets and liabilities:
     Accounts receivable, net                                                        (11,179)          9,961
     Inventories                                                                      (6,261)          5,547
     Other current assets                                                                228          (2,323)
     Accounts payable                                                                  1,457          (2,911)
     Intercompany changes                                                            (42,195)         (3,729)
     Accrued and other liabilities                                                     1,232          (3,647)
                                                                                    --------        --------
Net Cash (Used in) Provided by Operating Activities                                  (46,348)          7,660

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                                (3,125)         (6,267)
   Purchase of other assets                                                                -             (69)
   Proceeds from the sales of fixed assets                                               828           1,958
                                                                                    --------        --------
Net Cash Used in Investing Activities                                                 (2,297)         (4,378)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings and (repayments) from notes payable, net                                30,164            (111)
   Proceeds from sale of stock, net                                                   90,172               -
   Cash dividends to Great Lakes Chemical Corp.                                      (73,219)              -
                                                                                    --------        --------
Net Cash Provided by (Used in) Financing Activities                                   47,117            (111)
                                                                                    --------        --------
Net Increase (Decrease) in Cash and Cash Equivalents                                  (1,528)          3,171
Cash and Cash Equivalents at Beginning of Year                                         3,898           5,568
Effect of exchange rate changes on cash and cash equivalents                            (861)         (4,397)
                                                                                    --------        --------
Cash and Cash Equivalents at End of Period                                          $  1,509        $  4,342
                                                                                    ========        ========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        ----------------------------------------------------------------

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of OSCA, Inc. and its consolidated subsidiaries ("OSCA" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes thereto, included in Form S-1.

Effective June 15, 2000, Great Lakes Chemical Corporation ("Great Lakes") sold 40% of its ownership in OSCA in an Initial Public Offering ("IPO"). On July 13, 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional distribution of stock which reduced Great Lakes ownership by 3.4% to 56.6%. The net proceeds of the IPO and the over-allotment were paid to Great Lakes to satisfy indebtedness or as a dividend. See Note 7 to the Consolidated Financial Statements.

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

A summary of spending against the reserve for special charges since December 31, 1999 is as follows (in thousands):

                                                                    SPENDING
                                                        3 MONTHS    3 MONTHS    3 MONTHS
                                             DEC 31       ENDED       ENDED       ENDED       SEP 30
                                              1999       3/31/00     6/30/00     9/30/00       2000
                                            -------     ---------   ---------  ----------    --------
     Lease costs (Completion Services)       $1,783       $  756       $136       $  --       $  891
     Other (Completion Fluids)                   69           --         --          --           69
                                             ------       ------       ----       -----       ------
                                             $1,852       $  756       $136       $  --       $  960
                                             ======       ======       ====       =====       ======

NOTE 3:  INVENTORIES

The major components of OSCA's inventories are as follows:

                                                  SEPT. 30,         DEC 31,
                                                  --------          -------
                                                    2000             1999
                                                  -------           -------
                                                        (IN THOUSANDS)

     Raw materials                                $   181           $   195
     Finished products                             25,401            19,126
                                                  -------           -------
                                                  $25,582           $19,321
                                                  =======           =======

NOTE 4:  INCOME TAXES

A reconciliation of the U. S. Federal income tax rate to the effective income tax rate follows:

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                             2000       1999
                                                            ------     ------

     U.S. Federal income tax rate                            35.0%      35.0%
     State income taxes (net of federal benefit)              1.5        1.0
     Foreign taxes                                            0.1       16.3
     Goodwill amortization                                    1.0        4.6
     Other                                                    1.0        3.7
                                                             ----       ----
                                                             38.6%      60.6%
                                                             ====       ====

NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income (loss) was as follows (in thousands):

                                             THREE MONTHS ENDED          NINE MONTHS
                                                  SEPT. 30              ENDED SEPT. 30
                                            -------------------      --------------------
                                             2000        1999         2000         1999
                                            -------     -------      -------      -------
     Net income (loss)                      $ 1,744     ($  130)     $ 4,099      ($  469)
     Other comprehensive income  (loss)         182      (2,521)        (929)      (4,299)
                                            -------     -------      -------      -------
     Comprehensive income (loss)            $ 1,926     ($2,651)     $ 3,170      ($4,768)
                                            =======     =======      =======      =======

NOTE 6:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows (in thousands):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPT. 30             SEPT. 30
                                                    -----------------     -----------------
                                                     2000       1999       2000       1999
                                                    ------     ------     ------     ------
     Denominator for basic earnings per share       14,732      8,400     10,822      8,400
       (weighted - average shares)
     Effect of dilutive securities                       0          0          2          0
                                                    ------     ------     ------     ------
     Denominator for diluted earnings per share     14,732      8,400     10,824      8,400
                                                    ======     ======     ======     ======

NOTE 7:  CHANGE IN CAPITAL DUE TO INITIAL PUBLIC OFFERING

During June of 2000, OSCA sold 5,600,000 shares of Class A common stock at $15.50 per share, in an IPO. The sale represented 40% of the ownership of OSCA. Also in June of 2000, OSCA borrowed $31.0 million against a $40.0 million credit facility established in conjunction with the IPO. In July of 2000, the underwriters exercised the over-allotment option granted to them and an additional 840,000 shares (3.4%) were sold at $15.50 per share.

The source and use of these funds are as follows:

                                                               (in thousands)

     SOURCE OF FUNDS - IPO
            Sale of stock                                        $  99,820
            Underwriters commission & fees                          (6,987)
            Other IPO costs                                         (2,661)
                                                                 ---------
                  Net proceeds from sale                            90,172
            Bank borrowings                                         31,000
                                                                 ---------
                  Total source of funds                          $ 121,172
                                                                 =========


     USE OF FUNDS - IPO
            Payment of dividends to Great Lakes                  $  73,219
            Intercompany payable to Great Lakes                     47,953
                                                                 ---------
                  Total use of funds                             $ 121,172
                                                                 =========

The net proceeds from the sale of the Class A shares increased common stock by $64,400 and increased paid in capital by $90.1 million.

NOTE 8:  SEGMENT INFORMATION

OSCA is organized into three global business segments: Completion Fluids, Completion Services and Downhole Completion Tools. The units are organized to offer a distinct but synergistic group of products, technology and services.

OSCA evaluates performance and allocates resources based on operating income which represents net revenue less cost of sales and allocated selling, general and administrative expenses. Intersegment net revenue and transfers are recorded at OSCA's cost; there is no intercompany income or loss on intersegment net revenue or transfers.

                                                            THREE MONTHS ENDED            NINE MONTHS
                                                                 SEPT. 30,              ENDED SEPT. 30,
                                                         ----------------------      ----------------------
                                                           2000          1999          2000          1999
                                                         --------      --------      --------      --------
                                                                             (IN THOUSANDS)
     Net revenues by segment to external customers:
           Completion Fluids                             $ 12,076      $ 10,729      $ 36,811      $ 37,841
           Completion Services                             13,403         6,288        31,065        17,943
           Downhole Completion Tools                        8,657         4,608        21,643        12,457
                                                         --------      --------      --------      --------
                                                         $ 34,136      $ 21,625      $ 89,519      $ 68,241
                                                         ========      ========      ========      ========
     Segment operating income (loss):
           Completion Fluids                             $    721      $    584      $  2,337      $  2,300
           Completion Services                              2,491          (812)        3,605        (1,949)
           Downhole Completion Tools                        1,063           483         3,286           773
                                                         --------      --------      --------      --------
                Total operating income of reportable        4,275           255         9,228         1,124
                segment
           Corporate and Other                               (922)         (954)       (2,265)       (2,698)
                                                         --------      --------      --------      --------
     Operating income (loss)                                3,353          (699)        6,963        (1,574)
     Interest and other expense                               685          (205)          817            57
     Interest and other income                                 25           160           527           428
                                                         --------      --------      --------      --------
     Income (Loss) before income taxes                   $  2,693     ($    334)     $  6,673     ($  1,203)
                                                         ========      ========      ========      ========

NOTE 9:  CONTINGENCIES

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. Management currently believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

      --------------------------------------------------------------------

This Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the S-1 and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net revenue of certain income statement items for the Company's operations:

                                               THREE MONTHS         NINE MONTHS
                                              ENDED SEPT. 30       ENDED SEPT. 30
                                            -----------------    -----------------
                                              2000      1999       2000     1999
                                            -------   -------    -------   -------
                                                   (%)                  (%)
     Net revenue                              100.0     100.0      100.0     100.0
     Gross profit                              25.2      18.6       25.3      18.3
     Selling, general & admin. expenses        15.1      21.4       17.2      20.2
     Amortization of intangibles                0.3       0.4        0.3       0.4
                                            -------   -------    -------   -------
     Operating income                           9.8      (3.2)       7.8      (2.3)
     Interest and other expense                 2.0      (1.0)       0.9       0.1
     Interest and other income                  0.1       0.7        0.6       0.6
                                            -------   -------    -------   -------
     Income before income taxes                 7.9      (1.5)       7.5      (1.8)
     Income taxes                               2.8      (0.9)       2.9      (1.1)
                                            -------   -------    -------   -------
     Net income (loss)                          5.1      (0.6)       4.6      (0.7)
                                            =======   =======    =======   =======

RESULTS OF OPERATIONS

Revenues in the third quarter increased 57.9% to $34.1 million from $21.6 million compared to the corresponding period in 1999. Volume expansion accompanied by moderate price increases in Completion Services and Downhole Tools drove the increase. Increased market penetration as well as increased activity in the Company's markets contributed to these improved results. For the first nine months of 2000, revenues increased 31.2% to $89.5 million from $68.2 million one year ago. The increase was primarily due to accelerated drilling and workover activity in the Gulf of Mexico driven by higher commodity prices for oil and gas.

In the third quarter of 2000 cost of sales increased 44.9% to $25.5 million from $17.6 million, however gross profit margin improved to 25.2% from 18.6% as compared to the third quarter of 1999 reflecting the effect of the increased volume, favorable product mix and price improvement. For the nine months ended September 30, 2000, cost of sales increased 19.9% to $66.9 million from $55.8 million, whereas gross profit margin improved to 25.3% from 18.3% as compared to the corresponding period of 1999. Higher volumes and selling price increases contributed to the improved gross profit margin.

Selling, general and administrative ("SG&A") expenses for the third quarter of 2000 increased to $5.1 million over the prior year period of $4.6 million. This increase was primarily due to the addition of technical personnel required to support the Company's growth, particularly in the Gulf of Mexico market where exploration and production activity has increased. For year-to-date 2000, SG&A expenses increased to $15.4 million from $13.8 million compared to the corresponding period of the prior year. This increase in SG&A expenses was necessitated by and contributed to the Company's growing revenue and market expansion.

Interest and other expense increased $0.9 million for the three months ended September 30, 2000 from the same period last year primarily due to the $31.0 million interest-bearing loan established in June of 2000. For year-to-date 2000 as compared to 1999, interest and other expense grew by $0.8 million as a result of the loan previously discussed.

Net income for the third quarter of 2000 was $1.7 million, or $0.12 per share compared to a net loss of ($0.1) million or ($.02) per share one year ago. Net income for the nine months was $4.1 million, or $0.38 per share, as compared to a net loss of ($0.5) million or ($.06) per share for the corresponding period last year. These improvements reflect the factors discussed above.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Completion Fluids, Completion Services and Downhole Completion Tools. Operating income, which is the income measure the company uses to evaluate business segment performance, represents net sales less cost of sales and selling, general and administrative expenses.

COMPLETION FLUIDS

The Completion Fluids business unit is a market leader in the sale and service of high-density brine completion fluids and related on-site fluid maintenance services including filtration, engineering and performance additives. Results for the quarter and first nine months follow:

                                        THREE MONTHS          NINE MONTHS
                                       ENDED SEPT. 30        ENDED SEPT. 30
                                     ------------------    ------------------
                                       2000       1999      2000       1999
                                     -------    -------    -------    -------
     Net revenues                    $  12.1    $  10.7    $  36.8    $  37.8
     Operating income                $   0.7    $   0.6    $   2.3    $   2.3

Completion Fluids revenue for the quarter increased 13.1% to $12.1 million compared to $10.7 million one year ago, reflecting higher volumes that more than offset lower selling prices. Operating income increased 16.7% to $0.7 million from $0.6 million due to a better product mix led by sales of high-value proprietary fluid systems.

For the nine months ended September 2000, revenues decreased 2.6% to $36.8 million from $37.8 million a year ago. Higher sales volumes were more than offset by lower selling prices for conventional fluid systems. Operating income was comparable to the prior year period at $2.3 million.


COMPLETION SERVICES

The Completion Services business unit consists of the Marine Well Service, Skid Pumping Service and Coiled Tubing Service product lines. Results for the quarter and first nine months follow:

                                       THREE MONTHS           NINE MONTHS
                                      ENDED SEPT. 30        ENDED SEPT. 30
                                    ------------------    -------------------
                                      2000      1999        2000       1999
                                    -------    -------    -------    --------

     Net revenues                   $  13.4     $ 6.3     $  31.1     $ 17.9
     Operating income               $   2.5    ($ 0.8)    $   3.6    ($  2.0)

Completion Services revenue increased 112.7% versus the third quarter of 1999. Revenues for the first nine months increased 73.7% compared to the same period last year. Third quarter 2000 operating income improved $3.3 million from third quarter 1999 while year-to-date 2000 operating income grew $5.6 million over year-to-date 1999.

New contracts in Brazil, market penetration and higher activity levels combined to drive the improvements in revenue. The increased volumes coupled with higher selling prices were responsible for the significant improvement in operating income during the quarter and for the first nine months.

DOWNHOLE COMPLETION TOOLS

The Downhole Completion Tools business unit provides downhole sand control tools and production packers/accessories. Results for the quarter and first nine months follow:

                                       THREE MONTHS           NINE MONTHS
                                      ENDED SEPT. 30        ENDED SEPT. 30
                                    ------------------    -------------------
                                      2000      1999        2000       1999
                                    -------    -------    -------    --------

     Net revenues                   $  8.6     $  4.6     $  21.6     $  12.5
     Operating income               $  1.1     $  0.5     $   3.3     $   0.8


Completion Tools revenues increased 87.0% from the third quarter of 1999. Revenues in the first nine months increased 72.8% compared to the corresponding period in 1999. Third quarter 2000 operating income improved $0.6 million (120.0%) from third quarter 1999 while year-to-date 2000 operating income grew $2.5 million (312.5%) over year-to-date 1999.

The significant improvements in revenue and operating income reflect gains in market share and increased well completion activities. OSCA's expanding intelligent well completion technology has positioned this business unit as the front runner in high demand well completions.

FINANCIAL CONDITION & LIQUIDITY

Inventories were $25.6 million at September 30, 2000, an increase of $6.3 million from year-end 1999 and $6.6 million from a year ago. The increase in inventories was due to higher activity levels in the Downhole Completion Tool business.

Accounts receivable increased $11.2 million to $32.0 million at September 30, 2000, as compared to December 31, 1999. The increase was due to increases in revenue in the Completion Services and Downhole Tools segments.

Current liabilities decreased $62.3 million to $14.4 million at September 30, 2000 from $76.7 million at December 31, 1999. The decrease was primarily attributable to payment of the dividend note payable to Great Lakes. (See Note 7 to the Consolidated Financial Statements.)

Long-term debt increased to $30.5 million at September 30, 2000, as the Company established a line of credit with a financial institution as part of the IPO. (See Note 7 to the Consolidated Financial Statements.)

Intercompany payables to Great Lakes decreased $42.2 million to $1.4 million at September 30, 2000 from $43.6 million at year-end 1999. Proceeds for this reduction came primarily from the IPO proceeds and the line of credit established as part of the Initial Public Offering. (See Note 7 to the Consolidated Financial Statements.)

Capital spending for the first nine months amounted to $3.1 million. Spending for the year is expected to be approximately $4.6 million.

Additional paid in capital increased $90.1 million and common stock increased $64,400 from year-end 1999. These increases were due to the sale of 6,440,000 shares of Class A common stock. (See Note 7 to the Consolidated Financial Statements.)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS 137 and SFAS 138, will be effective for the Company beginning with the first quarter of 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. The Company is evaluating the new statement's provisions and has not yet determined the impact of adoption on the results of operations or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") - "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of 2000.

FORWARD LOOKING STATEMENT

This report contains forward-looking statements involving risks and uncertainties that affect the Company's operations as discussed in the Form S-1 filed with the SEC. Accordingly, there is no assurance that the Company's expectations will be realized.

Part II - Other Information

Item 2.  Changes in Securities

As discussed in the Registration Statement related to the Initial Public Offering, OSCA paid the net proceeds from the Initial Public Offering and the subsequent exercise of the over-allotment to Great Lakes as repayment of outstanding indebtedness and for dividends.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of the report are listed below:

    Exhibits Number

    (27)  Financial Data Schedule

(b) The Company did not file, nor was it required to file, a form 8-K during the quarter for which this report was filed.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2000            By: /s/ Steven J. Brading
      --------------------              ----------------------------------------
                                        Steven J. Brading
                                        Vice President & Chief Financial Officer