Form 10-K405
period 2000-12-31
OSCA INC
filed 2001-03-27
CIK 1104325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
the past 90 days.   X  Yes    No
                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $129,378,000.

As of March 1, 2001, 14,840,000 shares of the registrant's stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 16, 2001 are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

OUR COMPANY

          OSCA, Inc. ("OSCA" or "the Company"), a Delaware corporation, was founded in 1979 and provides specialized oil and gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies, primarily in the Gulf of Mexico and in select international markets. Well completion activities are conducted after drilling and prepare the well to begin production. Our products and services are focused on the target reservoir and are essential in preparing the well for production thereby optimizing the recovery of oil and gas. In 2000, we generated total net revenue of $132.0 million.

Our products and services provide the following benefits:

     - lengthening well life by controlling the migration of indigenous sand into the well, which damages downhole and surface production equipment and causes the reservoir to degrade prematurely;

     - increasing well productivity by minimizing reservoir damage during the completion phase of the well installation process and by repairing reservoir damage incurred during the drilling phase;

     - increasing well flow rates by creating fractures in the reservoir and packing the fractures with gravel to prevent the migration of sand into the well, a process which the industry refers to as frac packing; and

     - enhancing well productivity by chemically stimulating the reservoir, allowing faster production and, potentially, increasing the total recovery of oil and gas.

          We have pioneered the use of high density clear brines for non-damaging completion and workover fluids applications, adding related fluid maintenance services to our product offerings in 1980. Throughout the 1980s and early 1990s, we continued to expand our product and service offerings by entering the sand control and pressure pumping segments and the downhole gravel pack tool market by acquiring the assets of Completion Services, Inc. in July 1993 from its individual shareholders for cash. In 1997, we expanded our pressure pumping capability by entering marine well services in order to provide our customers with the most advanced completion technology. At the same time we added coil tubing services, an essential service for preparing and maintaining well production. Also in 1997, we expanded the geographical markets in which we operate by engaging in marine well stimulation services and coiled tubing in the Gulf of Mexico. In March 1998, we augmented our line of downhole completion tools through the acquisition of Cain Oil Tools, Inc. from its individual shareholders for cash. This acquisition provided us with manufacturing capabilities to support our rapidly growing sand control tool line as well as expanding our tool products offering to include production tools for conventional well completions. Continuing to find better ways to serve our customers, we completed construction of our downhole tools test facility in 1999 which accelerated our cycle of technology development, thus bringing new products to market and stimulating the growth rate for this business. Also in 1999, we began operations from C-Port 1, in Port Fourchon, Louisiana ("C-Port 1"), a world class completion fluid distribution facility.

Our Strategy

          Our products and services are focused on value enhancing completion activities that allow our customers to optimize the recovery of oil and gas. Our strategy for future growth is to improve our market position by:

     - Focusing on Optimizing Reservoir Productivity. We focus all of our technology and service offerings on optimizing reservoir productivity, primarily through the completion of the well.

          We believe this focused strategy enables us to be more responsive to our customers' needs, thus allowing us to compete effectively against larger and more diversified companies.
     - Targeting Deepwater Activity. The deepwater Gulf of Mexico is currently one of the world's most attractive exploration and development areas due to its large reserve potential. We believe that the number of deepwater development wells in the Gulf of Mexico will grow at a rate greater than that of shallow water wells. Deepwater development wells generate significantly more revenue per well due to their high completion fluid volume requirements and technically demanding nature. We have pioneered technologies that enable our customers to operate in this harsh environment. We believe our deepwater expertise will enable us to continue to increase our market share and capitalize on growth opportunities in the deepwater Gulf of Mexico and to expand into international deepwater markets such as Brazil and West Africa.
     - Developing Leading Completion Technologies. We are a leader in the development of completion technology. We work closely with our customers to deliver specialized completion solutions thereby strengthening our competitive position. We intend to maintain this leadership by continuing to invest in research and development to provide innovative, cost-effective completion solutions tailored to customer-specific operating environments. A principal benefit of our technologically advanced products is that they assist us in promoting the sale of associated products and services.
     - Pursuing Strategic Acquisitions. We have made several strategic acquisitions that complement our product and service offerings and expand our geographic presence. Our current strategy is to acquire advanced completion technologies and related products and services that will enhance our competitive position. While we continually evaluate strategic acquisition opportunities, we currently have no agreements in place regarding future acquisitions.


INDUSTRY OVERVIEW

          Demand for well completion services is driven primarily by:

     - the levels of exploration and development activity for oil and gas in response to worldwide demand;

     -    the rate of discovery of new oil and gas fields;

     - the changing production profiles of existing fields, including deterioration of production rates due to reservoir degradation and depletion;

     - the characteristics of the reservoir which dictate the type of completion that is required.



          Generally, oil and gas companies reduce exploration and development activity during periods of weak oil prices and increase this activity during periods of strong oil prices. The extent to which the revenue of our industry increases also depends upon the success of the exploration and production efforts. In general, these revenue increases lag expansion of exploration and development capital budgets in times of recovery in the oil and gas industry. These lag times can be up to several quarters for offshore operations but are generally shorter for onshore operations.

          Well completion activity has historically been closely correlated with the count of active drilling rigs. However, in certain periods when drilling rig day rates are low, such as the second half of 1999, oil and gas companies may utilize relatively inexpensive drilling rigs to drill wells which they leave uncompleted until periods of higher commodity prices. As these wells are brought into production, demand for our services could exceed the historical correlation between drilling rig count and completions activity.

          Drilling activity is largely dependent on the prices of oil and gas. Oil service activity, in turn, is primarily driven by the number of oil and gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. This relationship was particularly evident during 1998 when oil prices fell below $11 per barrel. The price decline resulted in the lowest worldwide oilfield drilling activity levels in recent history. However, the recovery of oil prices to well above $20 per barrel during 1999 and the stability of these prices within this relative range throughout

2000 coupled with extremely strong prices for natural gas have been the primary drivers in the increasing activity in the North American and other oil and gas regions of the world during 2000.

          Due to "aging" oilfields and lower-cost sources of oil internationally, drilling activity in the United States has declined more than 75% from its peak in 1981. Record low drilling activity levels were experienced in 1986, 1992 and again in early 1999. The U.S. drilling activity temporarily rebounded during 1997, exceeding 1,000 active rigs for the first time since 1991; however, it subsequently retracted due to weak oil prices. Drilling activity began to recover during the second half of 1999 and gradually increased throughout 2000 sustained by the strong commodity prices, as mentioned above. We expect this recovery cycle to extend into the foreseeable future barring a major recession in the United States and other industrialized economies, which is uncertain at this point.

          Natural gas related drilling and remedial activity in the Gulf of Mexico was very active during 2000 as operators strived to meet growing demand in the United States. This activity should continue at a strong pace driven by exploration and production companies motivated to develop the natural gas infrastructure necessary to meet the growing demand of power generation companies.

          International drilling activity which reached record low levels during 1999 began to strengthen during the second half of 2000 and is expected to continue to increase during 2001.

          The demand for products and services in our industry is impacted by changing production profiles in existing fields. Additionally, many new oil and gas fields exhibit reservoir characteristics that require more complex completion and stimulation services. In addition, natural gas wells are generally higher pressured and require higher weight, higher cost completion fluids which result in gas wells being more profitable to us than oil wells.


PRODUCTS AND SERVICES

          Our products and services, which are available separately or as integrated systems, are offered through our three business segments.


COMPLETION FLUIDS

          We sell and recycle clear completion fluids and perform related fluid maintenance activities, such as filtration and reclamation. Completion fluids are used to control well pressure and facilitate other completion activities, while minimizing reservoir damage. We provide standardized completion fluids as well as a broad line of specially formulated and customized completion fluids for high demand wells. Completion fluids represented $55.2 million, or 41.8%, of our net revenue in 2000. For more financial information about our completion fluids business segment, see note 16 to our consolidated financial statements.

          Completion fluids are clear brines of metallic salts, such as sodium, potassium and calcium chloride; sodium, calcium and zinc bromide; and sodium and potassium formate. All are available either as pure salt solutions or as combinations of these solutions for increased flexibility and greater cost-effectiveness. These fluids are solids-free, and therefore will not physically plug oil and gas reservoirs. In contrast, drilling mud, the fluid typically used during drilling and for some well completions, contains solids to achieve densities greater than water. These solids plug the reservoir, causing reservoir damage and restricting the flow of oil and gas into the well. When completion fluids are placed into a well, they typically become contaminated with solids that are left in the well after drilling mud is displaced. To remove these contaminants, we deploy filtering equipment and technicians that work in conjunction with our on-site fluid engineers to maintain the solids-free condition of the completion fluids throughout the project. We provide an entire range of completion fluids, as well as all support services needed to properly apply completion fluids in the field, including filtration, on-site engineering, additives and rental equipment.

          We were one of the first companies to use high density clear fluids as non-damaging alternatives to solids-laden drilling mud for completion activities. We supply a full line of clear brine completion fluids and additives, with densities ranging from 8.4 to over 22.5 pounds per gallon. This range is important because each reservoir exhibits unique pressure characteristics and therefore requires completion fluids of appropriate density to control wellbore pressure. We have been one of the leaders in providing high performance fluids and related services for initial completion and remedial well activities, commonly known as workovers.


THE C-PORT 1 LOADING FACILITY

          We are the exclusive on-site supplier of completion fluids at the C-Port 1 loading facility at Port Fourchon, Louisiana. This facility primarily services customers in the deepwater Gulf of Mexico, which we believe is the most active deepwater region in the world. This nine-slip loading facility, which allows for simultaneous loading of fuel, completion fluids, supplies and water, saves exploration and production companies substantial time as compared to other loading facilities where each item must be loaded individually. This time savings is critical when drilling costs to these companies can be as much as $200,000 per day.

          We own and operate a fluids distribution plant on property leased at C-Port 1. Our distribution plant represents an innovation in the preparation and delivery of completion fluids to our customers. We are able to blend multiple fluids simultaneously, which enables us to service multiple customers. Our integrated fluid reclamation equipment allows us to recycle used fluids and prepare those fluids for reuse. Our on-site technical services lab optimizes fluid formulations consisting of new and recycled fluids in order to minimize costs and provide the most beneficial fluid blends to our customers. Our presence at the C-Port 1 facility has positioned us to supply completion fluids to the majority of the high profile projects in the Gulf of Mexico.


COMPLETION SERVICES

          We provide marine well services, pressure pumping and coiled tubing services to perform frac packing, gravel packing and well stimulation. These services, which are offered in conjunction with our downhole completion tools and completion fluids, are either delivered directly by one of our marine well service vessels or provided using portable skid-mounted equipment that is placed at the well location, on the rig or platform. Completion services represented $43.5 million, or 33.0%, of our net revenue in 2000. For more financial information about our completion services business segment, see note 16 to our consolidated financial statements.


MARINE WELL SERVICES

          Our marine well service vessels, the OSCA Challenger, the OSCA Discovery and the Elkhorn River, are helping to establish new industry standards for workboat-based well completion and stimulation services. These vessels are capable of operating in harsh deepwater environments and are among the most advanced service vessels in the world. Our marine well services group combines state-of-the-art engineering and highly-trained service personnel to provide sand control and well stimulation pressure pumping and completion fluid delivery services. Our vessels are specifically designed for enhanced safety and operating efficiency and feature dynamic positioning, which allows our vessels to maintain position without anchors through the use of onboard propulsion and satellite navigation systems. We believe our vessels have the highest sea-state readiness ratings in their class. Whether the customer is working in shallow or deep water, we believe that we can provide the most cost-effective, high performance well services in the marine environment.

          These vessels are fitted with specifically designed equipment to improve operational efficiency and reduce logistical complexity and have the following features:

     -    computer controlled satellite navigation system;

     - up to 10,500 pumping hydraulic horsepower/50 barrels per minute capability;

     -    on-board quality assessment and quality control lab;

     -    the ability to service five to ten wells per trip offshore; and

     -    the ability to work in up to 15 foot seas and 40 knot winds.

          Our marine well service vessels are ideally suited for providing frac pack services. During frac packing, fluids are pumped into a well at pressures and flow rates high enough to create two opposing cracks from either side of the borehole in order to produce wide, conductive flow paths that penetrate deep into the oil and gas reservoir. Growing customer acceptance of frac packing technology has increased the market size for marine well services significantly since 1994.


SKID-MOUNTED PRESSURE PUMPING SERVICES

          Our portable, skid-mounted pressure pumping equipment performs sand control and well stimulation services for both land-based and offshore customers. Soft or sandy reservoirs create production problems that restrict hydrocarbon flow and could eventually lead to a complete loss of production. Sand control pressure pumping forces gravel and its carrier fluid into the soft or sandy reservoir to act as a filter, in conjunction with downhole completion tools, to control the migration of sand into the well. Oil and gas are then free to move through the gravel and into the well to be recovered. Well stimulation treatment consists of pumping chemicals into the reservoir to stimulate productivity. Our pressure pumping equipment is designed to be compact and versatile in order to meet customer requirements for a wide variety of well conditions.


COILED TUBING SERVICES

          Coiled tubing services involve the deployment of a continuous length of small diameter flexible steel pipe into wells to perform various applications and functions for use principally in well-servicing operations. Coiled tubing is used to convey tools that manipulate downhole equipment during the initial completion of the well, to apply chemicals during the production phase that stimulate a well to higher production rates and to convey fluids through the wellbore at a rate sufficient to remove sand and debris from the well. Recent improvements in coiled tubing reliability have led to expanded use of coiled tubing in completion and stimulation operations.

The principal advantages of employing coiled tubing include:

     - avoiding well shut-down during workover operations, reducing the risk of reservoir damage;

     - the ability to deploy and remove coiled tubing significantly faster than conventional drill pipe, which must be jointed and unjointed;

     - the ability to direct fluids into a well with more precision, allowing for localized stimulation treatments, well cleanout, scale removal and paraffin removal;

     - providing a conduit for the source of energy to power a downhole motor;

     -    faster manipulation of downhole completion tools; and

     - the smaller size and mobility of a coiled tubing unit, which enhances access to remote or offshore fields.

DOWNHOLE COMPLETION TOOLS

          We focus on designing, building and installing downhole completion tools that deploy gravel to control the migration of reservoir sand into the well and direct the flow of oil and gas into the production tubing. Downhole completion tools represented $33.3 million, or 25.2%, of our net revenue in 2000. For more financial information about our downhole completion tools business segment, see note 16 to our consolidated financial statements.

          Our downhole sand control tools are sold as complete systems. We customize these systems based on each well's particular mechanical and reservoir characteristics. These may include downhole pressure, wellbore size and formation type. Many wells produce from more than one reservoir simultaneously. Depending on the customer's preference, we have the ability to install tools that can either isolate one producing zone from another or integrate the production from multiple zones. Once the tools systems are designed and customized, each is inspected for quality assurance before it is delivered to the well location. Our field specialists, working with the rig crews, deploy our tools in the well during the completion process.

          To further enhance reservoir optimization, we have also developed the tools necessary to provide the operator with "intelligent completion" capabilities. This includes the ability to selectively control flow from multiple reservoirs in the same wellbore from a remote activation site on surface. In addition, through a joint agreement we may also provide the operator with the equipment necessary to monitor downhole parameters such as temperature, pressure and reservoir flow to allow optimization of well productivity. These features are indispensable in today's deepwater subsea completion environments.

          In addition to tools that are designed to control sand migration, we also provide downhole completion tools that are generally used in conventional completions in reservoirs that do not require sand control. These tools include production packers and other service tools that we can deliver through distribution networks located in key domestic markets and select international markets. This product line is primarily targeted toward the U.S. onshore market, although markets outside the U.S., such as Latin America, are now providing opportunities for market expansion.


INTERNATIONAL OPERATIONS

          We operate in many of the major international oil and gas producing sectors of Latin America and Europe. We generally provide products and services to our international customers through wholly owned foreign subsidiaries located in Venezuela, Brazil, Mexico, Scotland, Italy and Norway. We seek to operate in those areas where we can achieve and maintain a significant market share position and earn attractive returns on our investment. For example, in the first quarter of 2000, we were able to leverage our experience in the Gulf of Mexico to commence activities off the coast of Brazil. In the future, we anticipate expanding our international operations to include West Africa. Our international operations represented $19.1 million, or 14.5%, of our net revenue in 2000. For more financial information on our international operations, see note 16 to our consolidated financial statements.


CUSTOMERS AND MARKETING

          Our customers include major oil companies and international and domestic independent exploration and production companies, including foreign state-owned oil and gas enterprises.

          We devote a considerable portion of our marketing time and effort to develop and maintain key customers. In some cases, we provide one or more of our engineers to work with customers at their locations. This cooperative effort promotes long-term relationships with customers who look to us for assistance with their demanding projects and schedules.

          We market our oilfield products and services primarily through our direct sales force located in 10 sales offices throughout the world. We also use designated agents and distributors in nearly every major oil and gas producing region in the world. International markets we serve include the U.K. and Norwegian sectors of the North Sea, Mexico, Venezuela, Brazil, Italy, the Asia Pacific, the Middle East and North and West Africa.


TECHNOLOGY AND NEW PRODUCT DEVELOPMENT

          We have historically been a leader in the development of completion technology. Our recent inventions and innovations in fluids technology include:
InsulGel(TM) insulating packer fluids, which maintain heat in wells to reduce paraffin and hydrate problems, NoCal HTLC(TM), a non-corrosive packer fluid for severe environments, and the PAC-Valve, a pressure actuated downhole control valve that can be activated from the surface as opposed to requiring mechanical activation using downhole well intervention equipment and OSCA's SMART Technology, an intelligent completion system that allows the customer to selectively flow, via hydraulic activation, producing reservoirs of choice. Our technologically advanced products enable us to promote the sale of other related products and services.

          Our main research and development facility in Lafayette, Louisiana is staffed with experts in completion and workover fluids and includes a complete fluid technical service lab. We believe activities conducted at this facility played a major role in enabling us to achieve a leadership position in the completion fluids business worldwide. In April 1999, we completed construction of a downhole tool research facility in Houston, Texas. This facility provides for critical interaction with customers in the engineering, manufacturing and testing of tools. We measure the impact of different raw materials, operating conditions and design specifications in determining optimal tool configuration. Since our tools are often installed miles below the earth's surface, it is critical that potential design flaws be diagnosed and prevented prior to installation. In order to move technology from our research and development facilities to the field, our applications engineering group works with sales, R&D, operations and customers to integrate our products and services into comprehensive well completion programs.

          Our product development strategy is driven by a structured evaluation and screening process. Our selection process focuses on practical solutions to current and near-term customer problems. We involve our customers early in each development project to promote, maintain and assess their interest in the project. We screen projects for commercial viability and fund only those which we believe to be likely candidates for commercial success.

          We have a policy of seeking patents on new products, processes or improvements when patent protection has a significant commercial benefit. We do not believe any individual patent is of material importance to our business as a whole or that the success of our business is dependent upon our patent portfolio.


COMPETITION

          Our principal competitors in completion fluids are Baroid Corporation, a subsidiary of Halliburton Company; M-I LLC, a joint venture of Smith International, Inc. and Schlumberger Limited; and Tetra Technologies, Inc. Our principal competitors in pressure pumping services and sand control tools are Halliburton Energy Services, a division of Halliburton Company; Schlumberger Limited; Baker Hughes Incorporated; and BJ Services Company. We believe that the three principal bases of competition in our industry are service record, reputation and pricing.

SUPPLIERS

          In the past, we have purchased nearly all of the brominated chemicals we require to support our completion fluids business from Great Lakes. We have entered into a brominated products supply agreement with Great Lakes. Under this agreement, Great Lakes has committed to provide us with all or substantially all of our requirements for brominated products, subject to a cap. We have committed to purchase at least 80% of our requirements for these products, subject to a minimum. The price will be determined based on Great Lakes' cost plus a margin; however, during contract years three, four and five and beyond, if we are able to negotiate a lower price from a third party supplier, Great Lakes must either meet that price or release us from 40%, 60% and 100%, respectively, of our annual requirements. Other principal materials utilized in the sand control pressure pumping business include frac pack gravel and various acids and chemical additives. Generally, these items are available from several suppliers, and we utilize more than one supplier for each item.


EMPLOYEES

          At December 31, 2000, we had a total of 467 employees, 398 of which were based in the United States. None of our employees are covered by collective bargaining agreements. We believe that our relationships with our employees are good.



OPERATING HAZARDS AND INSURANCE

          Our operations are subject to the risks inherent in manufacturing products, providing services in the oil and gas industry, storing, handling and transporting hazardous substances in bulk and operating in the marine environment. These risks include personal injury and loss of life, business interruptions, loss of production, property and equipment damage, and contamination of and damage to the environment. Damages arising from an occurrence at locations where we presently or have in the past operated may result in the assertion of potentially large claims against us or the imposition of other obligations of significant cost.

          We maintain a comprehensive insurance package covering our assets and operations, including product liability and workers' compensation insurance, at levels that we believe to be appropriate. This insurance is subject to deductibles, amounts of self-insurance retention per occurrence and some exclusions to coverage.


ENVIRONMENTAL MATTERS

          We are subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which we do business. These regulations govern, among other things, the storage, handling and transportation of hazardous materials in connection with our vessel and manufacturing operations and our well completion services. These laws include the U.S. Comprehensive Environmental Response, Compensation and Liability Act, also known as the "Superfund" law, and the U.S. Oil Pollution Act, both of which impose liability without regard to fault on anyone who has contributed to the release of hazardous substances or oil into the environment.

          Through the routine course of providing our services, we handle, store and transport bulk quantities of hazardous materials. Accordingly, if leaks or spills of hazardous materials occur from our facilities, vessels or otherwise in connection with our operations, we may be responsible under applicable environmental laws for the costs of investigating and remediating any resulting contamination of, or damage to, the environment. We have implemented and continue to implement various procedures to assure compliance with environmental regulations, including procedures for the handling and disposal of hazardous materials, which are designed to minimize the occurrence of spills or leaks of these materials. Under the direction of the State of Louisiana Department of Environmental Quality, we are investigating a release of zinc bromide solution, which is used in our operations, from one of our facilities that occurred in July 1998. Because the matter is still under review by the State of Louisiana, we cannot yet determine what corrective action, if any, may be required.



ITEM 2. PROPERTIES


          We have operations worldwide including our corporate headquarters facilities in Lafayette, Louisiana. We have 10 sales offices, including three in the United States and seven in the international regions that we serve. Distribution and logistics are provided through 19 distribution sites, with 9 in the United States and 10 in key international locations. The facilities in Geismar, Louisiana and Mansfield, Texas are combined manufacturing and distribution sites.


C-PORT 1--PORT FOURCHON, LOUISIANA

          We are the exclusive on-site supplier of completion fluids at the C-Port 1 loading facility at Port Fourchon, Louisiana. C-Port 1 is a state-of-the-art facility especially designed for the demands of deepwater wells. We own and operate a world-class fluid distribution plant on property that we lease under an agreement that expires in 2008.


OTHER DISTRIBUTION FACILITIES

          Our U.S. distribution facilities are located in the Gulf Coast region, in close proximity to both product supplies and customer concentrations. We believe that our strategic locations make us one of the highest value suppliers in the Gulf of Mexico and in select international markets. Our fluids distribution facilities are staffed with experienced personnel and offer storage, blending and reclamation services for all completion fluid systems. Each plant is either owned or leased under agreements that expire between 2001 and 2008.

         We operate distribution facilities in the following locations:

             DOMESTIC                                  INTERNATIONAL
             Cameron, Louisiana                        Anaco, Venezuela*
             Port Fourchon, Louisiana                  Cabimas, Venezuela
             Geismar, Louisiana*                       Punta de Mata, Venezuela
             Intracoastal City, Louisiana              Aberdeen, Scotland
             Lafayette, Louisiana*                     Peterhead, Scotland
             Venice, Louisiana                         Macae, Brazil
             Aransas Pass, Texas                       Ravenna, Italy
             Galveston, Texas*                         Tanager, Norway
             Mansfield, Texas                          Paraiso, Mexico
                                                       Lagonelas, Venezuela

             * facilities owned by OSCA

MANUFACTURING PLANT--GEISMAR, LOUISIANA

          We operate a calcium chloride manufacturing plant with nine employees in Geismar, Louisiana. This facility neutralizes hydrochloric acid with calcium carbonate, generating industrial strength, technical grade and food grade calcium chloride. The plant's capacity is 720,000 barrels per year, supplying 100% of our domestic oilfield needs and part of our international requirements. Additionally, the Geismar facility distributes calcium chloride to industrial and food industry customers throughout the United States.

OIL TOOLS FACILITY--MANSFIELD, TEXAS

          This 37,000 square foot facility houses manufacturing for our downhole completion tools and a significant portion of our sand control tools. The facility employs 31 people, including machinists, quality control personnel and sales and support. In addition, this facility supports and distributes a full line of mechanical and hydraulic set packer equipment to supply the non-sand control completion and workover markets. We lease this facility under an agreement that expires on January 1, 2003.


ITEM 3. LEGAL PROCEEDINGS

          On September 18, 2000, the Company was served with notice that a lawsuit was filed against it and other named defendants on September 1, 2000 in the District Court of Harris County, Texas. The action is brought by certain underwriting syndicates of Lloyd's of London who claim to be subrogated to the claim of their insureds, Newfield Exploration Company, Apache Oil Corporation, Continental Land & Fur, and Fidelity Oil ("Plaintiffs"). The other defendants include High Pressure Integrity, Inc. and Chalmers, Collins & Alwell, Inc. On September 8, 2000, the Company filed a lawsuit against the Plaintiffs and the other defendants in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division. Other actions have also been filed in connection with the same circumstances.

          Each of the lawsuits relates to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which the Company and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek substantial actual damages, interest and other costs, alleging that the Company and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. In the Western District of Louisiana case, the Company alleges negligence against the Plaintiffs and other defendants and seeks actual damages, interest, costs and general and equitable relief.

          The Company has denied that it breached its contract or was negligent and intends to vigorously defend in the Texas case and to prosecute the merits of its claims.

          While it is not possible to predict or determine the outcome of legal actions brought by or against the Company, management expects that the outcome will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

          We are a party to various routine legal proceedings. These primarily involve commercial claims, products liability claims, personal injury claims and workers' compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF OSCA

          Set forth below is information concerning the executive officers and management of our Company.


NAME                    AGE                        POSITION
----                    ---                        --------

Robert L. Hollier       58       President, Chief Executive Officer and Director
Richard J. Alario       46       Executive Vice President
Steven J. Brading       49       Vice President and Chief Financial Officer
Stephen M. Gray         41       Vice President, General Counsel and Corporate
                                 Secretary
Donald H. Michel        49       Senior Vice President--Western Hemisphere
                                 Operations
Michael W. Landry       53       Vice President--Completion Fluids
James H. Tycer          52       Vice President--Completion Services
David J. Walker         41       Vice President--Downhole Completion Tools
Arthur B. Carroll       49       Vice President--Industry Relations
Kenneth R. Simpkins     48       Vice President--Research and Development
Bruce C. Leininger      51       Vice President--Human Resources
B. Edward Smith         42       Vice President--Engineering

          Robert L. Hollier has served as our President and Chief Executive Officer since August 1979. Prior to founding OSCA, he served as vice president and chief operating officer of Gulf Coast Drilling Fluids, Inc. from 1970 to 1979. Prior to his tenure at Gulf Coast, Mr. Hollier was employed by the Amoco Production Company from 1963 to 1970.

          Richard J. Alario has been our Executive Vice President since May 1999. Since joining OSCA in 1981, Mr. Alario has managed numerous business units and functions, including sales and marketing and international operations. Prior to joining OSCA, Mr. Alario was employed by Ashland Chemical Company from 1978 to 1981. Mr. Alario is a director and a member of the Executive Committee of the National Ocean Industries Association and a member of the Louisiana State University Petroleum Engineering Department Industry Advisory Council.

          Steven J. Brading joined OSCA in May 1999 as our Vice President and Chief Financial Officer. From 1993 to 1999, Mr. Brading was employed by the Camco Products and Services division of Camco International, Inc., most recently as vice president of finance and information systems. Prior to 1993, Mr. Brading was employed by LTV Corporation as the controller of its drilling equipment division. Mr. Brading is a certified public accountant.

          Stephen M. Gray is our Vice President, General Counsel and Corporate Secretary. Mr. Gray joined OSCA in June 2000. Prior to joining OSCA, Mr. Gray was employed by PennzEnergy Company through its transition to Pennzoil Company and merger with Devon Energy Corporation where he most recently served as Senior Attorney to the offshore business unit. Prior to joining Pennzoil Company, Mr. Gray was in private practice and serviced the oil and gas industry.

          Donald H. Michel has been our Senior Vice President--Western Hemisphere Operations since rejoining our Company in April 1999. Mr. Michel joined OSCA as a vice president in 1986 and was employed by OSCA until 1996. From 1996 until 1998, Mr. Michel was part owner of Wesco Well Screens, a downhole tool manufacturing company. From 1998 until April 1999, Mr. Michel was president and part owner of Oilfield Manufacturing, Inc., also a downhole tools manufacturing company.

          Michael W. Landry has been our Vice President--Completion Fluids since May 1999. Mr. Landry joined OSCA in 1980 and has served in various capacities, including completion fluids engineer, operations manager, manager/manufacturing and maintenance, human resources manager and service line manager/completion fluids. Prior to joining OSCA, Mr. Landry was a drilling mud engineer for GH Fluid Services.

          James H. Tycer has been our Vice President--Completion Services at OSCA since March 1998. Prior to joining OSCA in 1996, Mr. Tycer held numerous positions with BJ Services from 1981 to 1996, most recently as Gulf Coast regional manager of coiled tubing and nitrogen services for BJ Services/NOWSCO.

          David J. Walker has been our Vice President - Downhole Completion Tools since May 2000. Mr. Walker joined OSCA in March 1997 and has served in various capacities, including Manager - Tools Development. Prior to joining OSCA, Mr. Walker was Product Line Manager for Baker Oil Tools.

          Arthur B. Carroll has been our Vice President--Industry Relations since 1998. Prior to joining OSCA in 1994, Mr. Carroll served in various capacities at OHM Corporation from 1984 to 1994, most recently as a district manager in charge of environmental remediation services. From 1979 to 1984, Mr. Carroll held the positions of vice president of operations and vice president of sales for Geo Vann Sand Control.

          Kenneth R. Simpkins has been our Vice President--Research and Development since June 1994. Prior to joining OSCA, Mr. Simpkins was employed by Schlumberger Well Services, a subsidiary of Schlumberger Limited, from 1977 to 1994. While at Schlumberger Well Services, Mr. Simpkins served in various capacities, including general field engineer, sales engineer and a district manager.

          Bruce C. Leininger has been our Vice President--Human Resources since November 1999. Prior to joining OSCA, Mr. Leininger served as the vice president of human resources at Belco Energy Corp., a subsidiary of Belco Oil & Gas Corp., from 1998 to 1999. From 1996 to 1998, Mr. Leininger was vice president of human resources operations for Ikon Office Solutions. From 1994 to 1996, Mr. Leininger was a human resources consultant for Napa Valley Solutions.

          B. Edward Smith has been our Vice President - Engineering since March 2000. Mr. Smith joined OSCA in August 1992 and has served in various capacities, including Manager of Fluid Services. Prior to joining OSCA, Mr. Smith was a Production Engineer for Amoco Production Company.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Class A Common Stock of the Company has traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "OSCA" since its initial public offering on June 15, 2000. As of March 1, 2001, there were approximately 2,900 holders of record of the Company's Class A Common Stock.

          The following table sets forth for the periods indicated the high and low closing prices per share of the Company's Class A Common Stock.



                                                             High         Low
                                                             ----         ---
         2000:
              Second Quarter, commencing June 15, 2000      $18.00       $16.50
              Third Quarter                                  17.81        11.13
              Fourth Quarter                                 16.94        11.13


          The Company has not paid cash dividends on its Class A Common Stock. OSCA currently intends to retain earnings to finance the development of its business and does not expect to pay cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

          The following table sets forth the selected historical financial data for the periods and as of the dates presented. The statement of operations data for each of the years in the four-year period ended December 31, 2000 and the balance sheet data at December 31, 1998, 1999 and 2000 have been derived from the consolidated financial statements and notes thereto, some of which are included elsewhere in this Form 10-K, and have been audited by Ernst & Young, LLP, independent auditors. The statement of operations data for 1996 and the balance sheet data at December 31, 1996 are based on OSCA's and Great Lakes' accounting records which, in management's opinion, include all adjustments necessary for the fair presentation of the Company's financial position at such dates and the results of operation for such respective periods. In addition, the historical consolidated statement of operations data set forth below has been adjusted to reflect many significant changes that occurred in the operations and funding of OSCA as a result of its separation from Great Lakes. The selected financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The financial information presented below may not be indicative of future performance and does not necessarily reflect what the financial position and results of operations would have been had OSCA operated as a separate, stand-alone entity during the periods presented.

                                                           YEAR ENDED DECEMBER 31,
                                            1996          1997           1998           1999          2000
                                            ----          ----           ----           ----          ----
STATEMENT OF OPERATIONS DATA:            (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue                               $95,685     $ 112,739       $113,369        $ 91,938    $ 131,961
Operating expenses:
   Cost of sales                           65,916        78,026         88,800          74,635       98,224
   Selling, general and admin.
   expenses                                12,438        16,515         19,271          18,153       21,391
   Amortization of intangibles                247           251            370             432          397
   Special charge (credit) (1)              3,100          --           13,350          (2,550)        (688)
                                          -------     ---------       --------        --------    ---------
Operating income (loss)                    13,984        17,947         (8,422)          1,268       12,637
Interest expense (income), net                (46)         (191)          (137)           (114)         985
Other expense (income), net                  (498)          (16)           538            (724)           2
                                          -------     ---------       --------        --------    ---------
Income (loss) before income taxes          14,528        18,154         (8,823)          2,106       11,650
Income tax provision (benefit)              6,658         6,727         (1,943)          1,284        4,434
                                          -------     ---------       --------        --------    ---------
Net income (loss)                           7,870        11,427         (6,880)            822        7,216
Basic earnings per share (2)             $    .94     $    1.36       $   (.82)       $    .10    $     .61
Weighted-average shares
   outstanding (2)                          8,400         8,400          8,400           8,400       11,826

OTHER DATA:
Depreciation and amortization             $ 3,267       $ 4,355        $ 6,053         $ 7,312      $ 8,257
Capital expenditures                        6,301        18,913         24,140           5,873        4,407


                                                              AS OF DECEMBER 31,
BALANCE SHEET DATA:                         1996          1997           1998           1999          2000
                                            ----          ----           ----           ----          ----
Working capital (deficit)                $ 39,180      $ 48,937       $ 44,411      $  (29,480)    $ 53,843
Property and equipment, net                19,534        34,085         46,054          46,928       41,759
Total assets                               74,497       100,179        120,044         101,687      124,306
Total debt (3)                             20,527        34,178         53,310         109,113       31,214
Total stockholders' equity
   (deficit)/Great Lakes Investment        43,519        54,928         47,724         (19,930)      68,721


(1) In 1996, OSCA incurred special charges of $3.1 million related to an asset impairment. In 1998, OSCA incurred special charges of $13.4 million related to asset impairments, write-down of the carrying value of an asset to be disposed of for fair value, severance costs, lease costs and other related charges. In 1999, OSCA recognized a credit to special charges of $2.5 million for an upward adjustment of the carrying value of an asset held for disposal which was impaired in 1998. In 2000, the Company recognized a credit to special charges of $0.7 million for an adjustment to lease costs. See note 4 to the consolidated financial statements.

(2) Basic earnings per share and the weighted average shares outstanding prior to 2000 include only the Class B Common Stock and have been restated to the number of shares that were converted at the recapitalization in December 1999.

(3) Total debt for 1996 through 1999 includes all notes payable and outstanding payables to Great Lakes. Total debt for 2000 includes all notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

          The discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Form 10-K.

          Since 1982, our business operations have been conducted by various entities owned directly or indirectly by Great Lakes. In order to accomplish the Company's IPO and to appropriately reflect the businesses to be included in the IPO, Great Lakes transferred certain foreign subsidiaries previously owned by Great Lakes to us. This transfer was completed in December 1999 and resulted in our direct ownership of those subsidiaries. Accordingly, financial information for 1999 is presented on a consolidated basis. Prior to the transfer of these foreign subsidiaries, operations were conducted by us and our subsidiaries and, in some cases, subsidiaries of Great Lakes. Therefore, the financial information for the periods prior to the transfer are presented on a combined basis.

          The accompanying financial statements prior to the IPO reflect the historical financial position, results of operations, changes in stockholder's equity (deficit) and cash flows directly related to us and our affiliates, adjusted to include only those parts of our business which remained part of our Company after the IPO. These adjustments, which were made to the historical accounting records of OSCA, consist primarily of the "carve-out" or elimination of the assets, liabilities and results of operations of two businesses owned by OSCA. These adjustments were made for all periods prior to the IPO. These two businesses consisted of the former environmental remediation services business owned by OSCA through its wholly-owned subsidiary, OSCA de Mexico, and OSCA's 50% ownership interest in a joint venture formed to provide pipeline commissioning and infrastructure support services primarily in the Gulf of Mexico.

          This "carve-out" was supported by the terms of a Separation Agreement entered into with Great Lakes. The Separation Agreement specifies that as of the closing date of the offering, Great Lakes assumed and indemnified OSCA for all claims, charges, assessments and liabilities, known and unknown, directly or indirectly relating to these businesses. Additionally, Great Lakes is entitled to all rights and beneficial interest in all tangible and intangible assets relating to these businesses. Therefore, the future results of operations and financial position of OSCA will not be impacted by these businesses.

          These financial statements have been prepared from our and Great Lakes' historical accounting records and include the historical operations of entities directly owned by us and operations transferred to us by Great Lakes in December 1999. Accordingly, Great Lakes' net investment is shown in lieu of stockholders' equity (deficit) in the financial statements prior to the transfer.

          The statements of operations prior to the IPO include all material costs of doing business including costs related to services provided to us by Great Lakes. Charges for such services are based on a number of factors including actual and allocated charges. These charges are not necessarily indicative of the costs and expenses that would have resulted if we had been operated as a separate entity prior to the IPO.

          We are organized into three global business segments: Completion Fluids, Completion Services and Downhole Completion Tools. The units are organized to offer a distinct group of products, technology and services.

FACTORS AFFECTING RESULTS OF OPERATIONS

          Demand for our services depends primarily on activity in the oil and gas exploration and production industry in the Gulf of Mexico and in select international markets. This activity is driven mostly by current and expected market prices for oil and gas and by the exploration and production budgets of our principal customers. These factors are largely dependent, in turn, on global and regional levels of energy supply and demand. Generally, increasing energy demand and commodity prices generate increased exploration and production activity, which translates to greater demand for our services. Conversely, in periods of falling energy demand and commodity prices, demand for our services generally declines. Historically, changes in the budgets and activity levels of exploration and production companies have lagged significant movements in oil and gas prices.

          The effect of lower oil prices was evident during the second half of 1998 and first half of 1999 when the oil and gas industry experienced a significant downturn. Oil prices declined to their lowest level in over 12 years. This decline resulted in oil and gas companies canceling or deferring a significant portion of their exploration and development activities, which led to reduced demand for our products and services and increased pricing pressure.

          Oil and gas prices substantially recovered in the second half of 1999, and exploration and production companies enjoyed improved operating results and cash flows. In the second half of 1999, exploration and production activity began to recover and gradually increased throughout 2000 in the Gulf of Mexico. Oil and gas prices continuing their upward trend in 2000 and coupled with extremely strong prices of natural gas, have driven these increases in drilling activity in the Gulf of Mexico and other oil and gas drilling regions of the world.

          Merger activity among both major and independent oil and gas companies also affects exploration, development and production activity, as these organizations attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post merger exploration and development budgets.

          The main drivers of our revenue are the number of wells completed in the Gulf of Mexico and, to a lesser degree, growth in select international markets such as Brazil, Venezuela and the North Sea. These drivers are, in turn, dependent on the factors and dynamics described above.

          The main components of our operating expenses are cost of sales and selling, general and administrative expenses. Each of these expense items includes expenses that, at least in the short term, are relatively fixed. Therefore, as our revenues fluctuate in response to the factors and dynamics described above, our expenses as a percentage of revenues fluctuate accordingly. During the last industry downturn, in 1998 and 1999, we elected to maintain, and in some instances expand, our productive and sales capacity to prepare ourselves for the next industry expansion, and as a result our expenses increased significantly as a percentage of revenues. This effect reversed itself in 2000 as our revenues increased as a result of increased industry activity.

RESULTS OF OPERATIONS

          The following table summarizes our historical results of operations as a percentage of net revenue for the periods indicated. The historical financial data for 1998, 1999 and 2000 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                             YEAR ENDED DECEMBER 31,
                                            1998        1999      2000
                                            ----        ----      ----
  STATEMENT OF OPERATIONS DATA:
  Net revenue                              100.0%      100.0%    100.0%
  Operating expenses:
     Cost of sales                          78.3        81.2      74.4
     Selling, general & administrative      17.0        19.7      16.2
     Amortization of intangibles             0.3         0.5       0.3
     Special charges (credit)               11.8        (2.8)     (0.5)
                                           -----      ------     -----
        Total operating expenses           107.4        98.6      90.4
  Operating income (loss)                   (7.4)        1.4       9.6
  Interest expense (income), net            (0.1)       (0.1)      0.8
  Other expense (income), net                0.5        (0.8)      0.0
                                           -----      ------     -----
  Income (loss) before income taxes         (7.8)        2.3       8.8
  Income tax provision (benefit)            (1.7)        1.4       3.3
                                           -----      ------     -----
  Net income (loss)                         (6.1)        0.9       5.5

2000 versus 1999

          Net Revenue. Net revenue for 2000 increased $40.1 million, or 43.6%, to $132.0 million from $91.9 million for 1999. The increase was principally attributable to an increase in oil and natural gas prices that resulted in an increase in worldwide drilling activities, particularly in the Gulf of Mexico.

          Completion Fluids Revenue. Revenue for completion fluids and related activities for 2000 increased $4.6 million, or 9.1%, to $55.2 million from $50.6 million for 1999. The increase was attributable to our customers' increased rig activity and general price increases in the exploration and drilling industry.

          Completion Services Revenue. Revenue for completion services for 2000 increased $17.8 million, or 69.3%, to $43.5 million from $25.7 million for 1999. This increase was primarily attributable to higher rig activity levels. Rig activity levels in the Gulf of Mexico increased by approximately 36% for 2000 as compared to 1999. This increase led to general price increases in the completion services industry.

          Downhole Completion Tools Revenue. Revenue for downhole completion tools for 2000 increased by $17.6 million, or 112.1%, to $33.3 million from $15.7 million for 1999. This increase in revenue was driven by market penetration primarily attributable to the successful introduction of several new products. Increases in our customers' rig activity and general industry price increases also contributed to the increase.

          Cost of Sales. Cost of sales for 2000 increased $23.6 million, or 31.6%, to $98.2 million from $74.6 million for 1999. However, as a percentage of revenue, cost of sales decreased to 74.4% for 2000 versus 81.2% for 1999. This decrease in the cost of sales as a percentage of revenue was mainly due to price increases for products and services and a more favorable product mix.

          Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.2 million, or 17.6%, to $21.4 million for 2000 compared to $18.2 million for 1999. The increase was mainly due to the growth of our workforce in response to greater industry activity. Selling, general and administrative expense decreased as a percentage of net revenue primarily due to higher net revenue that was able to be leveraged on the fixed portion of these expenses.

          Amortization of Intangibles. Amortization of intangibles decreased $35,000 to $397,000 for 2000 compared to $432,000 for 1999. The decrease reflects an adjustment in 1999 for which there was no comparable amount in 2000.

          Special Charges (Credit). Of the lease costs included in the special charge originally recorded in 1998, approximately $0.7 million was reversed in 2000. This reversal relates to a time period during the year when the vessel being leased was in operation and those lease costs were charged to the Company's operating expenses rather than against the reserve. In addition, we believe the reserve balance of $0.3 million at December 31, 2000 represents our remaining cash obligations which expire in March 2001. Additional information regarding the special charges (credit) is provided in Note 4 to the consolidated financial statements.

          Operating Income. As a result of the foregoing, operating income increased $11.3 million to $12.6 million for 2000 compared to $1.3 million for 1999. Operating income from completion fluids, completion services and downhole completion tools was $5.6 million, $6.3 million and $4.1 million, respectively, for 2000.

          Interest Expense (Income), Net. Net interest expense increased $1.1 million for the year ended December 31, 2000 compared to the prior year primarily as a result of interest expense on the Company's revolving credit facility incurred in conjunction with the IPO.

          Income Tax Provision (Benefit). The income tax provision for 2000 was $4.4 million, resulting in an effective tax rate of 38.1%, while in 1999 it was $1.3 million, resulting in an effective tax rate of 61.0%. The differences between the effective tax rates for these periods and the statutory U.S. federal income tax rate (35%) relate primarily to non-reciprocal tax benefits on foreign losses in 1999.

          Net Income. Net income for 2000 increased $6.4 million to $7.2 million from $0.8 million for 1999 reflecting the factors discussed above.

1999 versus 1998

          Net Revenue. Net revenue for 1999 decreased $21.5 million, or 19.0%, to $91.9 million from $113.4 million for 1998. The decrease was principally attributable to a sharp decline in oil prices that resulted in a decrease in worldwide drilling activities, particularly in the Gulf of Mexico.

          Completion Fluids Revenue. Revenue for completion fluids and related activities for 1999 decreased $16.8 million, or 24.9%, to $50.6 million from $67.4 million for 1998. The decrease was attributable to decreases in our customers' rig activity and general price declines in the industry, which were particularly severe in the Gulf of Mexico, Latin America and North Sea regions.

          Completion Services Revenue. Revenue for completion services for 1999 decreased $7.6 million, or 22.8%, to $25.7 million from $33.3 million for 1998. This decrease was primarily attributable to lower rig activity levels. Rig activity levels in the Gulf of Mexico decreased by approximately 17% for 1999 as compared to 1998. This decrease led to general price declines in the completion services industry.

          Downhole Completion Tools Revenue. Revenue for downhole completion tools for 1999 increased by $3.1 million, or 24.6%, to $15.7 million from $12.6 million for 1998. This increase in revenue was driven by market penetration primarily attributable to the successful introduction of several new products. This revenue increase was achieved despite decreases in our customers' rig activity.

          Cost of Sales. Cost of sales for 1999 decreased $14.2 million, or 16.0%, to $74.6 million from $88.8 million from 1998. However, as a percentage of revenue, cost of sales increased to 81.2% for 1999 versus 78.3% for 1998. This increase was mainly due to deeper price discounts for products and services, partially offset by a $3.4 million reduction in our workforce and related costs.

          Selling, General and Administrative Expense. Selling, general and administrative expense decreased $1.1 million, or 5.7%, to $18.2 million for 1999 compared to $19.3 million for 1998. The decrease was mainly due to our response to lower industry activity. Selling, general and administrative expense increased as a percentage of net revenues primarily due to lower net revenues as a result of the sharp decline in oil prices combined with the fixed nature of a portion of these expenses.

          Amortization of Intangibles. Amortization of intangibles increased $62,000 to $432,000 for 1999 compared to $370,000 for 1998. The increase reflects a full year of goodwill and other intangibles associated with the acquisition of Cain Oil Tools, Inc. in March 1998.

          Special Charges (Credit). Special charges were $13.4 million in 1998. The components of the charge include asset impairments of $5.4 million, write-down of the carrying value of an asset to be disposed of by $2.5 million, severance costs of $0.3 million, lease costs of $4.4 million and other related charges of $0.8 million. In 1999, due to changing market conditions and a recognition of the need to ensure a reliable source of supply of calcium chloride, a decision was made to continue using the calcium chloride production facility for the foreseeable future. This decision resulted in a change to the 1998 repositioning plan such that the calcium chloride production facility would not be sold or abandoned. Based on that decision, a special charge credit of $2.5 million was recognized as a result of the upward adjustment of the carrying value of an asset held for disposal which was written down in 1998. The amount of depreciation suspended on the facility in 1999 was approximately $0.2 million. In addition, the remaining credit related to the reversal of $0.1 million of severance costs was taken as a 1998 special charge. We anticipate annual aggregate cost savings from the repositioning plan, which was fully implemented in early 1999, to be approximately $7.6 million. In addition, we believe the reserve balance of $1.9 million at December 31, 1999 represents its remaining cash obligations which are to be paid through April 2001. Additional information regarding the special charges is provided in Note 4 to the consolidated financial statements.

          Operating Income. As a result of the foregoing, operating income increased $9.7 million to $1.3 million for 1999 compared to ($8.4) million for 1998. Operating income from completion fluids, completion services and downhole completion tools was $5.0 million, $(0.7) million and $0.6 million, respectively, for 1999.

          Interest Expense (Income), Net. Net interest income was flat for the year ended December 31, 1999 compared to the prior year.

          Income Tax Provision (Benefit). The income tax provision for 1999 was $1.3 million, resulting in an effective tax rate of 61.0%, while in 1998 the income tax benefit was ($1.9) million, resulting in an effective tax rate of (22.0%). The differences between the effective tax rates for these periods and the statutory U.S. federal income tax rate relate primarily to non-reciprocal tax benefits on foreign losses.

          Net Income. Net income for 1999 increased $7.7 million to $0.8 million from $(6.9) million for 1998.


LIQUIDITY AND CAPITAL RESOURCES

          Our primary uses for cash are working capital, capital expenditures and acquisitions. Historically, our cash sources have been cash provided by operations and cash provided by intercompany borrowings from Great Lakes. To the extent our future cash requirements exceed the cash provided by operations, we will fund those requirements through debt or equity financing activities. As of December 31, 2000, we had cash and working capital of $3.6 million and $53.8 million, respectively. The increase in working capital in 2000 as compared to 1999 primarily reflects the $65.0 million dividend note payable to Great Lakes at December 31, 1999 for which there is no comparable amount at December 31, 2000. This dividend was paid with proceeds from our IPO.

          Net cash provided by (used in) operating activities for 1998, 1999 and 2000 was $28.1 million, $8.1 million, and ($44.9) million, respectively. Net cash used in investing activities for 1998, 1999 and 2000 was $27.8 million, $6.0 million and $2.7 million, respectively. Net cash provided by (used in) financing activities for 1998, 1999 and 2000 was $0.8 million, ($2.5) million and $47.7 million, respectively. Our primary use of funds in 1998 and 1999 was for the acquisition of property and equipment which required the use of approximately $24.1 million and $5.9 million of cash, respectively. Our primary use of funds in 2000 was for the payment of dividends and amounts due to Great Lakes. Our primary sources of funds in 2000 were the proceeds of our IPO and our revolving credit facility entered into at the time of the IPO.

          The revolving credit facility bears interest at a floating rate (LIBOR plus an applicable margin which was 0.5% at December 31, 2000) and provides for up to $40.0 million of borrowings in the United States, subject to borrowing base limitations. In conjunction with the IPO, we borrowed $31 million under the revolving credit facility. The proceeds from those borrowings were used to repay indebtedness owed to Great Lakes. Borrowings under the revolving credit facility mature in 2003. The revolving credit facility is guaranteed by Great Lakes, so long as Great Lakes maintains a controlling interest in our company. We pay Great Lakes an annual fee equal to 0.15% of the committed amount under the revolving credit facility for this guarantee.

          We estimate that cash generated from operations in 2001 will be sufficient to meet our cash operating requirements, including but not limited to planned capital expenditures and material commitments under our operating leases. Our capital expenditures are primarily for replacement and maintenance of existing property and equipment and the acquisition of other equipment we use in our business. At this time, we believe the significant investments in capital equipment that we have made in the past are sufficient to support growth through 2002. We expect total capital expenditures in 2001 to be approximately $12.0 million. Our minimum lease obligations under noncancelable leases for 2001 are approximately $8.3 million. For more information about our lease obligations, see note 8 to our consolidated financial statements.

          If we should decide to pursue one or more acquisition opportunities during 2001, our ability to finance any such acquisitions will be a critical element of our analysis. Pursuant to our revolving credit facility, we have agreed to limit the amount of equity we may issue, or debt we may incur, which may make it more difficult to pursue strategic acquisitions. We may require additional equity or debt financing to meet our working capital requirements or to fund our research and development activities. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to us.



FOREIGN CURRENCY EXCHANGE RATE RISK

          A portion of our revenue and operating expenses are denominated in foreign currencies. As a result, we are subject to foreign exchange risks that could adversely affect our operations. To the extent that we incur expenses in U.S. dollars but earn revenue in foreign currencies, any decrease in the values of those foreign currencies relative to the U.S. dollar could cause our profit margins to decline or could cause our products to be less competitive against those of foreign competitors.

          We do not intend to comprehensively hedge our exposure to currency rate changes, although we may choose to selectively hedge certain working capital balances, firm commitments, cash returns from subsidiaries and affiliates and/or tax payments. There can be no assurance these efforts will be successful. At December 31, 2000, we had no open foreign currency hedged positions. The effect of foreign currency (gains) losses for 1998, 1999 and 2000 were $523,000, ($586,000), and $142,000, respectively.

TAX MATTERS

          For the period following the IPO, we did not include the results of our operations with those of Great Lakes in reporting income for U.S. federal, non-U.S., and most state income tax purposes. We believe this did not have a material adverse effect on our net income.

INFLATION

          The impact of inflation on our business has not been material during the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS


          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS No. 137, will be effective for us beginning with the first quarter of 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. As of December 31, 2000, the Company had no derivatives outstanding. As of January 1, 2001, the statement will have no impact on the Company's results of operations or financial position.


FORWARD-LOOKING STATEMENTS

          This document contains forward-looking statements, including, without limitation, statements concerning the conditions in the industries in which we compete, our operations, economic performance and financial condition, including in particular statements relating to our business and growth strategy and product development efforts. The words "believe," "expect," "anticipate," "intend" and other similar expressions generally could identify forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors and various other competitive factors. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this document will in fact occur.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is subject to market risk exposure through interest rate risk and foreign currency exchange rate risk. The Company's long-term debt under its revolving credit agreement incurs interest at a variable rate based on LIBOR plus an applicable margin. The Company does not believe that it has any material exposure to market risk associated with interest rates. The Company's operations are conducted internationally. Thus, future earnings are subject to change due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currencies - the primary currencies in which the Company conducts its business in various jurisdictions. As of December 31, 2000, the Company has not entered into any derivative instruments to hedge its future earnings exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required to be included in this Item 8 is contained in Pages F-1 through F-23 in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III


          Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included herein is incorporated by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this Item as to the directors of the Company is hereby incorporated by reference from the Company's Proxy Statement. Information concerning the executive officers is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

          The information required by this Item is hereby incorporated by reference from the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this Item is hereby incorporated by reference from the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this Item is hereby incorporated by reference from the Company's Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1        Financial Statements of the Company
                                                                           Page
             Report of Independent Auditors                                F-1
             Financial Statements:
               Consolidated Balance Sheets--
                      December 31, 1999 and 2000                           F-2
               Consolidated Statements of Operations--
                      For the Three Years Ended December 31, 2000          F-3
               Consolidated Statements of Changes in Stockholders'
                      Equity (Deficit)-- For the Three Years Ended
                      December 31, 2000                                    F-4
               Consolidated Statements of Cash Flows--
                      For the Three Years Ended December 31, 2000          F-5
               Notes to Consolidated Financial Statements                  F-6

(a) 2        Financial Statement Schedules

All financial statement schedules have been omitted since they are either not required or not applicable.

(a) 3        Exhibits


Exhibit No.                           Description
-----------                           -----------


3.1             Form of Restated Certificate of Incorporation of OSCA, Inc.
               (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

3.2 Form of Amended and Restated By-Laws of OSCA, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-1. 333-31956).

4.2 Credit Agreement between the Registrant and Bank One as agent dated June 20, 2000 (filed herewith).

10.1 Form of Master Separation Agreement between the Registrant and Great Lakes dated June 20, 2000 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.2 Form of Services Agreement between the Registrant and Great Lakes dated June 20, 2000 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.3 Form of Tax Disaffiliation Agreement between the Registrant and Great Lakes dated June 20, 2000 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.4 Form of IPO and Distribution Agreement between the Registrant and Great Lakes dated June 20, 2000 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.5 Form of Registration Rights Agreement between the Registrant and Great Lakes dated June 20, 2000 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.6 Form of Brominated Products Supply Agreement between the Registrant and Great Lakes dated June 20, 2000 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.7 OSCA, Inc. 2000 Incentive Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.8 OSCA, Inc. 2000 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.9 Amended and restated Change in Control Agreement between the Registrant and Robert L. Hollier dated October 26, 2000 (filed herewith).

10.10 Amended and restated Change in Control Agreement between the Registrant and Richard J. Alario, Steven J. Brading, Don H. Michel and Stephen M. Gray dated October 26, 2000 (filed herewith).

10.13 Property Lease of C-Port 1 Facility, Port Fourchon, Louisiana dated February 3, 1998 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

10.14 Property Lease of Oil Tools Facility, Mansfield, Texas dated January 1, 1998 (incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 333-31956).

21.1    Subsidiaries of the Registrant


(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended December 31, 2000

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSCA, Inc.
(Registrant)

By /s/  Robert L. Hollier                                  Date:  March 23, 2001
  Robert L. Hollier, President & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By /s/ Steven J. Brading                            Date:  March 23, 2001
         Steven J. Brading, Vice President and Chief Financial Officer
             (Principal Accounting Officer)


By /s/ Mark P. Bulriss                              Date:  March 23, 2001
         Mark P. Bulriss, Director, Chairman of the Board


By /s/ Martin M. Hale                               Date:  March 23, 2001
         Martin M. Hale, Director


By /s/ Mack G. Nichols                              Date:  March 23, 2001
         Mack G. Nichols, Director


By /s/ Richard A. Pattarozzi                        Date:  March 23, 2001
         Richard A. Pattarozzi, Director


By /s/ W. Bernard Pieper                            Date:  March 23, 2001
         W. Bernard Pieper, Director


By /s/ Richard T. Higgons                           Date:  March 23, 2001
         Richard T. Higgons, Director


By /s/ John L. Whitmire                             Date:  March 23, 2001
         John L. Whitmire, Director

                         Report of Independent Auditors


The Board of Directors and Stockholders
OSCA, Inc.


         We have audited the accompanying consolidated balance sheets of OSCA, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSCA, Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                ERNST & YOUNG LLP



February 21, 2001
Indianapolis, Indiana

                                   OSCA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                        DECEMBER 31,
                                                                  ----------------------
                                                                     1999         2000
                                                                  ----------   ---------
                                     ASSETS
Current Assets
  Cash and cash equivalents                                       $   3,898    $   3,551
  Accounts and notes receivable, less allowance for
     doubtful accounts of  $798 in 1999 and $558 in 2000             20,800       40,583
  Inventories                                                        19,321       27,214
  Prepaid expenses and other current assets                           1,573        1,324
  Deferred income taxes                                               1,465        1,883
  Income taxes receivable                                               128         --
                                                                  ---------    ---------
     Total current assets                                            47,185       74,555

Property and equipment, net                                          46,928       41,759
Goodwill and other intangibles, net                                   7,574        7,119
Other assets                                                           --            873
                                                                  ---------    ---------
      Total Assets                                                $ 101,687    $ 124,306
                                                                  =========    =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                                $   6,496    $  11,492
  Dividend note payable to Great Lakes                               65,000         --
  Accrued liabilities                                                 5,051        5,508
  Income taxes payable                                                 --            301
  Current portion of notes payable                                      118          118
  Due to Great Lakes                                                   --          3,293
                                                                  ---------    ---------
       Total current liabilities                                     76,665       20,712

Note payable to related party                                           354          236
Note payable to bank                                                   --         30,860
Other long-term liabilities                                            --            691
Deferred income taxes                                                   957        3,086
Due to Great Lakes                                                   43,641         --
                                                                  ---------    ---------
        Total liabilities                                           121,617       55,585

Stockholders' Equity (deficit):
  Class A common stock, $.01 par value, 25,000,000 shares
     authorized, 6,440,000 shares issued and outstanding
     at December 31, 2000                                              --             64
  Class B common stock, $.01 par value, 40,000,000 shares
     authorized, 8,400,000 issued and outstanding
     at December 31, 1999 and 2000                                       84           84
  Additional paid-in capital                                            690       90,798
  Retained earnings (deficit)                                       (19,282)     (20,285)
  Accumulated other comprehensive income (loss)                      (1,422)      (1,940)
                                                                  ---------    ---------
         Total stockholders' equity (deficit)                       (19,930)      68,721
                                                                  ---------    ---------
         Total Liabilities and Stockholders' Equity               $ 101,687    $ 124,306
                                                                  =========    =========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except earnings per share )


                                                           YEAR ENDED DECEMBER 31,
                                                    -----------------------------------
                                                       1998         1999         2000
                                                    ---------    ---------    ---------
Net revenue                                         $ 113,369    $  91,938    $ 131,961

Operating expenses:
     Cost of sales                                     88,800       74,635       98,224
     Selling, general and administrative expenses      19,271       18,153       21,391
     Amortization of intangibles                          370          432          397
     Special charges (credit)                          13,350       (2,550)        (688)
                                                    ---------    ---------    ---------
       Total operating expenses                       121,791       90,670      119,324
                                                    ---------    ---------    ---------
Operating income (loss)                                (8,422)       1,268       12,637

Interest expense                                           91           37        1,344
Interest income                                          (228)        (151)        (359)
Foreign currency (gains) losses                           523         (586)         142
Other expense (income) - net                               15         (138)        (140)
                                                    ---------    ---------    ---------
Income (loss) before income taxes                      (8,823)       2,106       11,650
Income tax provision (benefit)                         (1,943)       1,284        4,434
                                                    ---------    ---------    ---------
Net income (loss)                                   $  (6,880)   $     822    $   7,216
                                                    ==========   =========    =========
Earnings per share:
      Basic                                         $   (0.82)   $    0.10    $    0.61
      Diluted                                       $   (0.82)   $    0.10    $    0.61

      Weighted-average shares outstanding               8,400        8,400       11,826
      Weighted-average shares outstanding
        assuming dilution                               8,400        8,400       11,827



          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)


                                                                                             ACCUMULATED
                                                               ADDITIONAL     RETAINED          OTHER
                                  GREAT LAKES      COMMON       PAID-IN       EARNINGS      COMPREHENSIVE      COMPREHENSIVE
                                  INVESTMENT        STOCK       CAPITAL       (DEFICIT)     INCOME (LOSS)      INCOME (LOSS)
                                  ----------        -----       -------       ---------     -------------      -------------
Balance at Jan. 1, 1998          $ 54,927          $   --      $     --      $      --       $     --
   Net loss                        (6,880)             --            --             --             --            $ (6,880)
   For. currency trans. adj.         (323)             --            --             --             --                (323)
                                 --------                                                                        --------
                                                                                                                 $ (7,203)
Balance at Dec. 31, 1998           47,724              --            --             --             --            ========
   Net income                          --              --            --            822             --            $    822
   For. currency trans. adj.       (1,324)             --            --             --             --              (1,324)
   Dividends                           --              --            --        (67,152)            --
                                                                                                                 $   (502)
                                                                                                                 ========
Capitalization of
 consolidated entity              (46,400)             84           690         47,048         (1,422)
                                 --------         -------      --------      ---------       --------
Balance at Dec. 31, 1999               --              84           690        (19,282)        (1,422)
   Net income                          --              --            --          7,216             --            $  7,216
   Sale of stock                       --              64        90,108             --             --
   Dividends                           --              --            --         (8,219)            --
   For. currency trans. adj.           --              --            --             --           (518)               (518)
                                 --------         -------      --------      ---------       --------            --------
                                                                                                                 $  6,698
Balance at Dec. 31, 2000         $     --         $   148      $ 90,798      $ (20,285)      $ (1,940)           ========
                                 ========         =======      ========      =========       ========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
--------------------------------------------------------------------------------

                                                                            YEAR ENDED DECEMBER 31,
                                                                         1998        1999        2000
                                                                         ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ (6,880)   $    822    $  7,216
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization of intangibles                       6,053       7,312       8,257
     Deferred income taxes                                             (4,312)      2,999       1,711
     Special charges                                                   13,350      (2,550)       (688)
     Loss (gain) on sale of property and equipment                       --           619         (95)

Changes in operating assets and liabilities:
     Accounts and notes receivable, net                                   396       9,882     (19,783)
     Inventories                                                       (2,739)      5,202      (7,893)
     Prepaid expenses and other current assets                           (369)         92         377
     Accounts payable                                                   3,889      (4,986)      4,996
     Intercompany changes                                              20,062      (8,876)    (40,348)
     Accrued and other liabilities                                     (1,382)     (2,427)      1,446
     Other                                                               --          --          (119)
                                                                     --------    --------    --------
Net cash provided by (used in) operating activities                    28,068       8,089     (44,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                                (24,140)     (5,873)     (4,407)
   Purchase of other assets                                            (3,658)        (89)       --
   Proceeds from sale of property and equipment                          --          --         1,674
                                                                     --------    --------    --------
Net cash used in investing activities                                 (27,798)     (5,962)     (2,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings and (repayments) from notes payable, net                    793        (321)     30,742
   Proceeds from sale of stock, net                                      --          --        90,172
   Cash dividends to Great Lakes                                         --        (2,152)    (73,219)
                                                                     --------    --------    --------
Net cash provided by (used in) financing activities                       793      (2,473)     47,695
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents                    1,063        (346)         39

Cash and cash equivalents at beginning of year                          4,828       5,568       3,898
Effect of exchange rate changes on cash and cash equivalents             (323)     (1,324)       (386)
                                                                     --------    --------    --------
Cash and cash equivalents at end of year                             $  5,568    $  3,898    $  3,551
                                                                     ========    ========    ========
Supplemental schedule of non-cash financing activities:
   Issuance of dividend note payable to Great Lakes                              $ 65,000
                                                                                 ========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
--------------------------------------------------------------------------------


1. ORGANIZATION AND BASIS OF PRESENTATION

          OSCA, Inc., including its consolidated subsidiaries, ("OSCA" or "the Company"), headquartered in Lafayette, Louisiana, is a majority-owned subsidiary of Great Lakes Chemical Corporation ("Great Lakes"). Prior to June 15, 2000, OSCA was a wholly-owned subsidiary of Great Lakes. OSCA provides specialized oil and gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies, primarily in the Gulf of Mexico and in select international markets. OSCA has operations in the United States, United Kingdom, Norway, Italy and Latin America.

          In June 2000, Great Lakes sold 40% of its ownership interest in OSCA as part of an initial public offering (IPO). The transaction was effected through a recapitalization of OSCA whereby two classes of common stock were created (Class A and Class B). The Class A common stock was offered to the public as part of the IPO and Great Lakes retained 100% ownership of the Class B common stock. In July 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional distribution of stock that reduced Great Lakes' ownership by 3.4% to 56.6%.

          In order to accomplish the IPO and appropriately reflect the OSCA businesses to be included in the IPO, it was necessary for Great Lakes to transfer to OSCA certain foreign subsidiaries previously owned by Great Lakes. This transfer was completed in December 1999 and resulted in direct ownership of those subsidiaries by OSCA. Accordingly, financial information for 1999 is presented on a consolidated basis. Prior to the transfer of these foreign subsidiaries in December 1999, operations were conducted by OSCA, subsidiaries of OSCA and, in some cases, subsidiaries of Great Lakes. Therefore, the financial information for the periods prior to the transfer are presented on a combined basis.

          The accompanying financial statements that are prior to the IPO reflect the historical financial position, results of operations, changes in stockholders' equity (deficit) and cash flows directly related to OSCA and its affiliates, adjusted to include only those parts of the OSCA business which remained part of OSCA after the IPO. These adjustments, which were made to the historical accounting records of OSCA, consisted primarily of the "carve-out" or elimination of assets, liabilities and results of operations of two businesses owned by OSCA. These adjustments were made for all periods prior to the IPO. These two businesses consisted of i) the former environmental remediation services business owned by OSCA through its wholly-owned subsidiary, OSCA de Mexico, and ii) OSCA's 50% ownership interest in a joint venture formed to provide pipeline commissioning and infrastructure support services primarily in the Gulf of Mexico.

          This "carve-out" is supported by the terms of a Separation Agreement entered into with Great Lakes. The Separation Agreement specifies that as of the closing date of the offering, Great Lakes assumed and indemnified OSCA for all claims, charges, assessments and liabilities, known and unknown, directly or indirectly relating to these businesses. Additionally, Great Lakes is entitled to all rights and beneficial interest in all tangible and intangible assets relating to these businesses. Therefore, the future results of operations and financial position of OSCA will not be impacted by these businesses.

          These financial statements have been prepared from the historical accounting records of OSCA and Great Lakes, and include the historical operations of entities directly owned by OSCA and operations transferred to OSCA by Great Lakes in December 1999. Accordingly, Great Lakes' investment in OSCA ("Great Lakes Investment") is shown in lieu of stockholders' equity in the financial statements prior to the transfer.

          The statements of operations prior to the IPO include all material costs of doing business including costs related to services provided by Great Lakes to OSCA. Charges for such services are based on a number of factors including actual and allocated charges which management believes to be reasonable. These charges are not necessarily indicative of the costs and expenses that would have resulted if OSCA had been operated as a separate entity prior to the IPO. OSCA management estimates the incremental recurring corporate administrative expenses that would have been incurred by OSCA on a stand alone basis to be approximately $750 annually for all periods prior to the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

          The consolidated financial statements include all accounts of the Company as described above. All significant intercompany accounts and transactions are eliminated in consolidation. Significant accounts and transactions with Great Lakes are disclosed as related party transactions (Note
3).

USE OF ESTIMATES

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

          Revenue from sales of products is recognized at the time title passes to the customer. Revenue from services is recognized as the services are provided to the customer.

          OSCA provides sales allowances for sales credits issued to customers in the normal course of business. The allowances are recorded as reductions of sales and are included in net revenue in the accompanying consolidated statements of operations. The reductions included in net revenue were $498, $214 and $1,980 for the years ended 1998, 1999 and 2000, respectively.

CONCENTRATION OF CREDIT RISK

          The market and customers for OSCA's products and services are primarily major oil companies and independent exploration and production companies. OSCA performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. Collateral is generally not required.

CASH EQUIVALENTS

          OSCA considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, calculated using weighted average cost.

PROPERTY AND EQUIPMENT

          Property and equipment is stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives for purposes of computing depreciation are: buildings and improvements, 20-39 years; machinery and equipment, 7-15 years; and office equipment and computer hardware, 3-5 years.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

          When events or circumstances indicate that the carrying amount of long-lived assets to be held and used or intangible assets might not be recoverable, the expected future undiscounted cash flows from the assets is estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flow or appraised values, as appropriate. Long-lived assets that are held for disposal are reported at the lower of the assets' carrying amount or fair value less costs related to the assets' disposition.

EARNINGS PER SHARE

          Prior to 2000, basic and diluted earnings per share of OSCA have been calculated using the weighted average common shares issued in connection with OSCA's recapitalization of the consolidated entity. These shares consisted of the 8.4 million shares of Class B common stock held by Great Lakes. Following the recapitalization, basic earnings per share was computed using the weighted average number of common shares outstanding during the period. These shares consisted of the Great Lakes shares plus the 6.4 million Class A shares issued in connection with the IPO. Diluted earnings per share was computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

FOREIGN CURRENCY TRANSLATION

          The results of operations for foreign subsidiaries, other than those located in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while assets and liabilities are translated using end-of-period exchange rates. Resulting translation adjustments are recorded as foreign currency translation adjustments in stockholders' equity/Great Lakes investment. Foreign currency gains and losses, resulting from transactions and resulting from translation of subsidiaries in highly inflationary countries (Venezuela), are determined using a combination of current and historical rates and are reported in the consolidated statement of operations.

RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred. OSCA's expenditures for product development and engineering were approximately $452, $548 and $298 in 1998, 1999 and 2000, respectively.

INCOME TAXES

          Prior to the IPO, OSCA and its affiliates were included in the consolidated federal income tax returns of Great Lakes. After the IPO, OSCA will file a separate federal income tax return. The consolidated tax provision for the three years ended December 31, 2000 is presented as if OSCA had filed separate tax returns for each of those years.

          OSCA uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

          All unremitted earnings of foreign subsidiaries and affiliates are considered to be permanently invested.

FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of OSCA's financial instruments, which include primarily cash and cash equivalents, accounts receivable and long-term debt, approximate fair value.

STOCK-BASED COMPENSATION

          Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS No. 123, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

NEW ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS No. 137, will be effective for OSCA beginning with the first quarter of 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge ineffectiveness, the amount by which the change in the value of a hedge does not exactly offset the change in the value of the hedged item, will be immediately recognized in earnings. As of December 31, 2000, the Company had no derivatives outstanding. As of January 1, 2001, the statement will have no impact on the Company's results of operations or financial position.

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") - "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the Company's results of operations or financial position.


3. RELATED PARTY TRANSACTIONS AND CORPORATE ALLOCATIONS

          OSCA purchases brominated products from Great Lakes, which constitute a significant portion of the fluid products sold by OSCA. Such purchases are charged to OSCA through an intercompany account, and are reflected in cost of sales. In addition, prior to the IPO, Great Lakes had provided certain support services to OSCA including legal, tax, treasury, employee benefits administration, audit and corporate development services. These support services are also charged to OSCA through an intercompany account. Certain of these charges are based on specific identification of Great Lakes administrative costs attributable to OSCA.

          The following table summarizes the purchases, direct corporate charges and cost allocations included in the accompanying statements of operations:


STATEMENT OF OPERATIONS CAPTION                  YEAR ENDED DECEMBER 31,
                                            ------------------------------
                                              1998       1999        2000
                                              ----       ----        ----
Cost of sales ............................  $15,011     $9,178     $12,657
Selling, general and administrative.......  $ 5,831     $5,711     $   868

Explanations of the composition and the method of allocation for the above captions are as follows:

Cost of  sales

          This caption represents the purchased cost of the brominated products from Great Lakes. These costs are directly charged based upon a transfer price.

Selling, general and administrative expenses

          Prior to the IPO, costs within this caption primarily included intercompany charges for costs related to legal, employer portion of 401(k) savings plan, liability insurance premiums, restricted stock, employee participation in employee benefit plans covering medical, dental, life, and long term disability insurance and certain other miscellaneous selling, general and administrative costs. Certain of these costs were direct charges, while other costs were allocated. To the extent specific identification of costs charged directly to OSCA was not practicable, costs were allocated by Great Lakes to OSCA using allocation percentages. These percentages were determined by Great Lakes at the beginning of each year based upon the estimated usage for each of Great Lakes subsidiaries. These percentages were then multiplied by the total Great Lakes consolidated budgeted amounts for the particular support service. These amounts were charged to OSCA on a monthly basis. At year-end the consolidated budgeted amounts were adjusted to actual. The allocation percentages were not adjusted. In addition, a Great Lakes corporate overhead allocation was charged to OSCA, based upon 0.5% of the monthly budgeted sales amounts. The allocated costs and corporate overhead allocations charged to OSCA were $1,323, $1,637 and $140 for the years ended December 31, 1998, 1999 and 2000, respectively. Following the IPO, OSCA incurred and paid for many of these costs directly.

          The amounts allocated by Great Lakes prior to the IPO were not necessarily indicative of the actual costs which may have been incurred had OSCA operated as an entity unaffiliated with Great Lakes. However, OSCA believes that the allocations were reasonable and in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 55.

          Prior to the IPO, OSCA's operations and cash flow requirements had been financed through its operating cash flows and advances from Great Lakes. In addition, OSCA utilized the central cash management systems of Great Lakes. Cash requirements during these periods were satisfied by cash transactions and transfers accounted for through an intercompany account. After the IPO, OSCA did not receive transfers of cash from Great Lakes nor did OSCA utilize the central cash management systems of Great Lakes.

          A progression of the intercompany account with Great Lakes is as follows:


                                                                DECEMBER 31,
                                                         1998         1999       2000
                                                       --------    --------    --------
                                                               (in thousands)
Balance at beginning of year                           $ 32,455    $ 52,517    $ 43,641
Inventory purchases                                      17,311      10,841      12,290
Selling, general and administrative expenses              5,831       5,711         868
Net cash (received) paid by Great Lakes on behalf of
OSCA                                                     (5,434)     17,747     (12,644)
Transfer of IPO Proceeds                                   --          --       (20,799)
Transfer of Loan Proceeds at IPO                           --          --       (31,000)
Transfer of carve-out affiliates                           --       (42,179)       --
Dividend                                                   --          --         8,219
Other                                                     2,354        (996)      2,718
                                                       --------    --------    --------
Balance at end of the year                             $ 52,517    $ 43,641    $  3,293

4. SPECIAL CHARGES

          In the first quarter of 1998, the Board of Directors of Great Lakes appointed a new chief executive officer at Great Lakes and over the following months, a new senior management team was assembled. Beginning in the third quarter of 1998, Great Lakes began work on a plan to fundamentally alter how Great Lakes conducts business around the world and to improve the operating income of its businesses, including the OSCA business, by repositioning the business to enhance competitiveness and productivity and increase responsiveness to customer needs.

          The repositioning plan for OSCA was necessitated by a decline in the world oil market which significantly reduced the near term requirements for OSCA's oil and gas well products and services. The repositioning plan provided for the remaining lease payments on one of OSCA's deepwater service vessels which was returned to the lessor, the decommissioning of the related service equipment, the sale or abandonment of a production facility and the reduction of its workforce by approximately 100 employees.

          Accordingly, in 1998, OSCA recognized a special charge of $13,350 or $8,280 after income taxes. Special charges are reflected in the consolidated statement of operations as a separate component of operating income. Of the $13,350, $10,800 was recorded for actions taken in the third quarter of 1998 and another $2,550 was recorded in the fourth quarter of 1998.

          Details of the 1998 special charge and a reconciliation to the reserve balance at December 31, 2000 follows (in thousands):


                                                                                                        RESERVE
                                 AMOUNT                                                                 BALANCE
                                OF CHARGE    1998        1999       1999       2000          2000      AT DEC. 31,
                                IN 1998    ACTIVITY    ACTIVITY    REVERSAL   ACTIVITY     REVERSAL       2000
                                -------    --------    --------    --------   --------     --------    -----------
Asset impairment (non cash):
     Completion Services       $  4,800    $ (4,800)   $   --      $   --      $   --      $   --      $   --
     Completion Fluids            3,120      (3,120)      2,500      (2,500)       --          --          --
                               --------    --------    --------    --------    --------    --------    --------
                                  7,920      (7,920)      2,500      (2,500)       --          --          --
Severance costs:
     Completion Fluids               50        --          --           (50)       --          --          --
     Corporate and Other            200        (200)       --          --          --          --          --
                               --------    --------    --------    --------    --------    --------    --------
                                    250        (200)       --           (50)       --          --          --

Lease costs (Compl. Serv.)        4,400        (791)     (1,826)       --          (823)       (688)        272
Other (Compl. Fluids)               780        (590)       (121)       --           (69)       --          --
                               --------    --------    --------    --------    --------    --------    --------
                               $ 13,350    $ (9,501)   $    553    $ (2,550)   $   (892)   $   (688)   $    272


          The 1998 asset impairment losses include charges for the removal and abandonment of service equipment on one of OSCA's leased deepwater oil well service vessels. The annual amount of depreciation expense which would have been incurred had this service equipment not been impaired was approximately $980. In addition, included in this caption is the write-down of the carrying value of OSCA's calcium chloride production facility, an asset held for sale, to fair value. The amount of depreciation suspended on the calcium chloride production facility in 1999 was approximately $230.

          In the fourth quarter of 1999, due to changing market conditions and a recognition of the need to ensure a reliable source of supply of calcium chloride, Great Lakes and OSCA made the decision to continue utilizing its calcium chloride production facility for the foreseeable future. This decision resulted in a change to the 1998 repositioning plan such that the calcium chloride production facility would not be sold or abandoned. The carrying amount of this asset to be disposed of was therefore adjusted upward by $2,500, which was the carrying amount of the facility just prior to the approval of the original 1998 repositioning plan. In addition, $50 of severance costs related to the employees of this facility and included in the 1998 special charge have also been reversed. The total impact of these changes resulted in a credit to special charges in the amount of $2,550. This credit has been reflected in the 1999 statement of operations as a component of operating income.

          The 1998 severance costs include the cost of separation payments to certain employees who were terminated. Certain of these costs were individually negotiated with the employee, while others were determined based upon the provisions of statutory or contractual severance plans. The repositioning plan provided for the elimination of approximately 100 positions which included 66 marine well service and support employees, 20 manufacturing employees and 14 administrative and technical employees. Payments related to these costs are complete. The lease component of the repositioning plan represents remaining lease payments, net of sublease income, on one of OSCA's deepwater oil well service vessels. Payments under the lease agreement discontinue in March 2001.

          During a portion of 2000, this vessel was utilized by the Company in its operations. During those times the Company did not charge the reserve for the lease payments on the vessel, but included them in its operating expenses. The vessel will be in service until approximately one month prior to the lease expiration in March 2001. The remaining reserve includes the lease expense of the vessel for the time period when it will not be utilized in the Company's operations. A reversal of $688 was recorded to adjust the remaining reserve and has been reflected in the 2000 statement of operations as a component of operating income.

          The other 1998 special charges relate to various costs and expenses incurred for the repositioning of OSCA's Latin American operations, including downsizing the Venezuela operations and exiting the Bolivian marketplace. Spending associated with these charges is also complete.


NOTE 5. INVENTORIES

          The major components of OSCA's inventories are as follows:

                                            DECEMBER 31,
                                       1999             2000
                                       ----             ----
                                           (IN THOUSANDS)
        Raw materials                $   195           $    363
        Finished products             19,126             26,851
                                     -------           --------
                                     $19,321           $ 27,214

NOTE 6. PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                         DECEMBER 31,
                                                       1999        2000
                                                     --------    --------
                                                        (IN THOUSANDS)
Land                                                 $  1,199    $  1,579
Buildings and improvements                             13,437       9,501
Machinery, equipment and computer hardware             63,964      65,104
Construction in progress                                  328         927
                                                     --------    --------
Total property and equipment                           78,928      77,111
Accumulated depreciation                              (32,000)    (35,352)
                                                     --------    --------
Net property and equipment                           $ 46,928    $ 41,759

          Depreciation expense included in the consolidated statements of operations was $5,683, $6,880 and $7,865 for the years ended December 31, 1998, 1999 and 2000, respectively. Maintenance and repairs charged to costs and expenses were $2,478, $2,331 and $3,880 for the same periods, respectively.

NOTE 7. INTANGIBLE ASSETS

          Intangible assets consisted of the following:

                                                                DECEMBER 31,
                                                            1999        2000
                                                           --------    --------
                                                               (IN THOUSANDS)
       Goodwill                                            $ 11,119    $ 11,119
       Non-compete and other identifiable intangibles         1,217       1,154
                                                           --------    --------
       Total intangibles                                     12,336      12,273
       Accumulated amortization                              (4,762)     (5,154)
                                                           --------    --------
       Total intangibles, net                              $  7,574    $  7,119

          Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized using the straight-line method over 40 years. The other intangible assets, consisting primarily of the cost of a non-compete agreement, are being amortized using the straight-line method over the term of the non-compete agreement of five years.

NOTE 8.  LEASE OBLIGATIONS

          OSCA leases all three of its deepwater service vessels, land at several of its operating facilities and various office facilities and equipment. Rent expense incurred under these operating lease agreements was approximately $7,130, $7,807 and $9,411 for the years ended December 31, 1998, 1999 and 2000, respectively.

          Future minimum lease obligations under noncancelable leases at December 31, 2000 are as follows:



                                                        OBLIGATION
                                                      --------------
                                                      (IN THOUSANDS)
                    2001                                 $   8,309
                    2002                                     4,887
                    2003                                     1,078
                    2004                                       447
                    2005 and thereafter                        582
                                                         ---------
                                                         $  15,303

          The future minimum lease payments listed above exclude operating leases having initial or remaining noncancelable lease terms of one year or less.


NOTE 9. DEBT AND CREDIT ARRANGEMENTS

          Long-term debt consists of the following:

                                            DECEMBER 31,
                                           1999     2000
                                         -------   -------
                                           (IN THOUSANDS)
Note payable to related party            $   472   $   354
Note payable to bank                        --      30,860
                                         -------   -------
                                             472    31,214
Less current maturities                      118       118
                                         -------   -------
                                         $   354   $31,096

          The note payable to related party was issued as a result of a business acquisition in March 1998. The note payable is a non-interest bearing note and is payable in five equal installments of $118 beginning on March 1,1999. The individual to whom the note is payable is the former owner of the acquired business and who is currently employed by OSCA.

          The note payable to bank was borrowed against a credit facility of $40 million established in conjunction with the IPO. The debt arrangement consists of two components. As of December 31, 2000, the revolving loan portion outstanding was $29.0 million and matures on June 20, 2003 with interest at LIBOR plus 0.5%. A swing line loan outstanding at December 31, 2000 of $1.9 million matures on June 20, 2003 and bears interest at LIBOR plus 1.0%. The Company also incurs a Commitment Fee of 0.15% per annum for any unused portion of the credit facility. The unused portion is the total credit facility minus the revolving loan portion minus any outstanding letters of credit ($0 at December 31, 2000). The obligations under this facility are guaranteed by Great Lakes to whom OSCA pays a fee of 0.15% per annum of the total credit facility.

          The Company is subject to various financial covenants including a maximum Funded Indebtedness to EBITDA ratio, a minimum Fixed Charge Coverage ratio and a minimum Tangible Net Worth ratio. The Company was in compliance with these covenants as of December 31, 2000.

          Based on long-term debt outstanding at December 31, 2000, maturities of long-term debt are as follows: $0.1 million in 2001, $0.1 million in 2002 and $31.0 million in 2003.

          Interest paid was approximately $91, $37 and $1,233 in 1998, 1999 and 2000, respectively.

NOTE 10. EMPLOYEE BENEFIT PLANS

401(K) PLAN

          Prior to the IPO, substantially all OSCA employees were eligible to participate in a defined contribution 401(k) plan sponsored by Great Lakes (the "Great Lakes Plan"). Under the Great Lakes Plan, eligible employees were able to contribute a portion of their salary until retirement and OSCA matched a portion of the employee's contribution. Total expense under the Great Lakes Plan amounted to $81, $315 and $149 in 1998, 1999 and 2000, respectively. The costs of this plan were charged to OSCA through the intercompany account with Great Lakes.

          After the IPO, OSCA sponsored the OSCA Savings Plan (the "OSCA Plan") for its employees to replace the Great Lakes Plan. Amounts applicable to OSCA employees who were in the Great Lakes Plan were transferred from the Great Lakes Plan to the OSCA Plan upon its origination. OSCA employees became 100% vested in contributions made on their behalf into the Great Lakes Plan.

          The OSCA Plan has both 401(k) and profit sharing features. Under the plan, employees may contribute from 1% to 18% of their salary, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company matches 75% of the employee contribution up to 6% of his annual compensation. The Company also may elect to make a profit sharing contribution in an amount determined at the Company's discretion, although no profit sharing contribution is required. Vesting of employer matching and profit sharing contributions occurs over a period of six years. The Company's cost of matching contributions to the OSCA Plan was $366 in 2000.

STOCK OPTION PLAN

          In June 2000, the Company established a stock option plan for officers and employees, which provides for nonqualified and/or incentive stock options. The maximum number of shares authorized under the plan was one million shares. The options vest over three years and expire 10 years from the date of grant.

         Stock options outstanding were as follows:




                                                   OPTIONS OUTSTANDING
                                            ------------------------------------
                                                             WEIGHTED-AVERAGE
                                            OPTIONS     EXERCISE PRICE PER SHARE
                                            -------     ------------------------
          Balance at June 20, 2000
          Granted                            474,300              $15.50
          Forfeited                           (3,450)             $15.50
                                             -------
          Balance at December 31, 2000       470,850              $15.50


          At December 31, 2000, there were 470,850 options outstanding at exercise prices ranging from $15.00 to $16.63 with a remaining average life of
9.5 years at a weighted average exercise price of $15.50. There were no options exercisable at December 31, 2000.

          The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), to account for its stock option plan. As determined by applying the requirements of APB 25, no compensation cost is recorded because the price of the employees' stock options equals the market value of the underlying stock at the grant date. An alternative method of accounting for stock options is SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

Under SFAS No. 123 the Company is required to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation costs. The Company used the Black-Scholes valuation method to calculate compensation cost that would have been recorded under SFAS No. 123. Pro forma data under SFAS No. 123 is as follows (in thousands except per share amounts):


                                                                  YEAR ENDED
                                                               DECEMBER 31, 2000
                                                               -----------------
    Net income - as reported                                         $ 7,216
    Net income - pro forma, including the effect of options          $ 6,639
    Basic EPS - as reported                                          $  0.61
    Basic EPS - pro forma, including the effect of options           $  0.56
    Diluted EPS - as reported                                        $  0.61
    Diluted EPS - pro forma, including the effect of options         $  0.56

          The weighted-average Black-Scholes value of stock options granted under the Company's plan during 2000 was $10.62 per share. Weighted-average assumptions used in the Black-Scholes option pricing model were 6.23% risk-free interest rate, 6 year expected life, .715 expected volatility and no expected dividends.

NOTE 11. INCOME TAXES

          The following is a summary of domestic and foreign income before income taxes, the components of the provision (benefit) for income taxes, a reconciliation of the U.S. federal income tax rate to the effective income tax rate, and the components of deferred tax assets and liabilities.

          The components of income (loss) before income taxes for the years ended December 31 are as follows:

                                    1998              1999              2000
                                  ---------        ----------        ---------
                                                 (IN THOUSANDS)

         Domestic                $  (6,560)       $   3,531          $ 11,312
         Foreign                    (2,263)          (1,425)              338
                                  --------        ---------          --------
                 Total           $  (8,823)       $   2,106          $ 11,650

          The components of the income tax provision (benefit) for the years ended December 31 are as follows:

                                     1998                1999            2000
                                     ----                ----            ----
                                                    (IN THOUSANDS)
         Current:
                 Federal            $ 1,675            $ (1,284)        $ 2,287
                 State                  212                (157)           (250)
                 Foreign                238                 180             686
                                    -------            --------         -------
                                      2,125              (1,261)          2,723
                                    -------            --------         -------
         Deferred:
                 Federal             (3,747)              2,344           1,571
                 State                 (321)                201             140
                                    -------            --------         -------
                                     (4,068)              2,545           1,711
                                    -------            --------         -------
                                    $(1,943)            $ 1,284         $ 4,434
                                    -------            --------         -------

          A reconciliation of the effective income tax rate from the statutory U.S. federal income tax rate for the years ended December 31 is as follows:

                                                1998     1999    2000
                                                ----     ----    ----
U.S. federal income tax rate                   (35.0)%   35.0%   35.0%
State income taxes (net of federal benefit)     (0.8)     1.0    (1.4)
Foreign taxes                                   11.2     16.3     2.9
Goodwill amortization                            1.0      4.6     0.8
Other                                            1.6      4.1     0.8
                                                ----     ----    ----
Effective income tax rate                      (22.0)%   61.0%   38.1%

          Components of deferred tax assets and liabilities are as follows:


                                                               DECEMBER 31,
                                                            1999       2000
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred tax assets:
     Allowance for doubtful accounts                       $   247    $   204
     Inventory                                                 902      1,304
     Special charges                                         1,127        101
     Payroll and related liabilities                           316        274
     Goodwill and intangibles                                   55         59
     Foreign net operating loss carryforward                   800      1,141
     Other deductible temporary differences                     83       --
                                                           -------    -------
Total deferred tax assets                                    3,530      3,083
     Valuation allowance for deferred tax assets              (800)      (829)
                                                           -------    -------
Deferred tax assets after valuation allowance                2,730      2,254

Deferred tax liabilities:
     Property and equipment                                 (2,222)    (3,457)
                                                           -------    -------
Net deferred tax asset (liability)                         $   508    $(1,203)


          At December 31, 1999 and 2000, net operating loss (NOL) carryforwards of approximately $2.3 million and $3.4 million were available to be applied against future taxable income of OSCA's subsidiaries, primarily Venezuela. The NOL's are available through 2002. The NOL carryforwards relate to losses of these subsidiaries and can only be used to offset their taxable income. For financial reporting purposes, valuation allowances of $0.8 million and $0.8 million have been recognized to offset the net deferred tax asset related to these NOL carryforwards.

          The Company paid income taxes of approximately $2,794 in 2000. In 1998 and 1999, OSCA was included in the Great Lakes consolidated tax return.

NOTE 12. EARNINGS PER SHARE

          The computation of basic and diluted earnings per share is determined by dividing net income (loss) as reported as the numerator, by the number of shares included in the denominator as follows (in thousands, except per share data):

                                        YEAR ENDED DECEMBER 31,
                                      1998       1999      2000
                                    -------    -------   -------
Net income (loss)                   $(6,880)   $   822   $ 7,216
                                    -------    -------   -------
Weighted-average shares - basic       8,400      8,400    11,826
Effect of dilutive securities:
     Stock options                     --         --           1
                                    -------    -------   -------
Weighted-average shares - diluted     8,400      8,400    11,827
                                    -------    -------   -------
Basic EPS                           $ (0.82)   $  0.10   $  0.61
Diluted EPS                         $ (0.82)   $  0.10   $  0.61


          Prior to 2000, weighted-average shares consisted of the 8.4 million Class B common shares held by Great Lakes, which was converted from one million shares at the recapitalization. In 2000, weighted-average shares consisted of the Class B common stock held by Great Lakes plus the 6.4 million shares of Class A common stock issued in connection with the IPO.


NOTE 13. STOCKHOLDERS' EQUITY

Recapitalization

          Prior to the recapitalization, OSCA's authorized stock consisted of one million issued and outstanding shares of no par value common stock, all of which was owned by Great Lakes. In connection with the IPO, OSCA authorized five million shares of $.01 par value preferred stock, 25 million shares of $.01 par value Class A common stock and 40 million shares of $.01 par value Class B common stock.

         The Board of Directors of OSCA declared a dividend on Great Lakes' one million shares of no par value common stock in the amount of $65 million pursuant to a successful completion of the IPO. This dividend was made in the form of a non-interest bearing promissory note payable to Great Lakes and was paid from the proceeds of the IPO. In addition, the Board of Directors of OSCA declared a dividend on its common stock which required OSCA to pay to Great Lakes any proceeds from the IPO in excess of amounts OSCA otherwise owed Great Lakes. This dividend amounted to approximately $8.2 million.

Initial Public Offering (IPO)

          In June 2000, OSCA sold 5,600,000 shares of Class A common stock in the IPO. In July 2000, the underwriters exercised the over-allotment option granted to them and an additional 840,000 shares of Class A common stock were sold. In addition, at the time of the IPO, Great Lakes' one million shares of no par value common stock was converted into 8.4 million shares of Class B common stock. Holders of Class B common stock have ten votes per share. Holders of Class A common stock have one vote per share.



NOTE 14.  USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

          In June 2000, OSCA sold 5,600,000 shares of Class A common stock at $15.50 per share, in an IPO. The sale represented 40% of the ownership of OSCA. Also in June of 2000, OSCA borrowed $31.0 million against a $40.0 million credit facility established in conjunction with the IPO. In July of 2000, the underwriters exercised the over-allotment option granted to them and an additional 840,000 shares were sold at $15.50 per share.

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

NOTE 15. RISK MANAGEMENT ACTIVITIES

          OSCA provides specialized oil and gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies primarily in the Gulf of Mexico and in select international markets. OSCA has operations in the United Kingdom, Norway, Italy and Latin America and is exposed to fluctuations in oil and gas prices, foreign currency rates and interest rates which can affect the revenue, cost of operating, investing and financing. OSCA's management has not used financial and commodity-based derivative contracts to reduce the risk in overall earnings and cash flow.

Commodity Price Risk

          The level of oil and gas exploration and development activity is affected by both short-term and long-term trends in oil and gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and gas resources. Any reduced activity could result in declines in the demand for the products and services provided by OSCA.

Foreign Currency Exchange Rate Risk

          OSCA has foreign currency exchange rate risk resulting from operations in Europe and Latin America. Historically, OSCA has not hedged its exposure to currency rate changes or foreign currency exchange rate risk.

Interest Rate Risk

          OSCA is subject to interest rate risk on its long-term debt arrangements. Historically, OSCA has not hedged its exposure to interest rate risk.


NOTE 16. SEGMENT INFORMATION

          OSCA is organized into three global business segments: Completion Fluids, Completion Services and Downhole Completion Tools. The units are organized to offer a distinct but synergistic group of products, technology and services.

          The completion fluids segment sells and recycles clear completion fluids and performs related fluid maintenance services, such as filtration and reclamation. OSCA also provides a broad line of specially formulated and customized completion fluids. Completion fluids are used to control well pressure, clean the well subsequent to drilling activities and facilitate other completion activities, while minimizing reservoir damage.

          The downhole completion tools segment designs, builds and installs downhole completion tools for wells that are primarily used to control the migration of reservoir sand into the well. The downhole completion tools help to prevent the deterioration of the reservoir.

          The completion services segment provides sand control pressure pumping, marine well services and coiled tubing services to perform gravel packing, frac packing and well stimulation. The purpose of sand control pressure pumping is to force fluids, and gravel pack sand into the well to act as a downhole filter to inhibit the flow of sand into the well. Coiled tubing is utilized to convey chemicals that stimulate the well or deliver downhole equipment during well completion, or during the production phase in order to stimulate well production rates. Working in conjunction with the downhole completion tools and completion fluids segments, completion services are provided either by portable equipment placed directly on a well rig or platform or delivered via a fleet of advanced marine vessels.

          Assets included in Unallocated Assets principally are cash and cash equivalents; accounts and notes receivable; deferred income taxes; goodwill and other intangibles; and other assets. Segment assets primarily include inventory and property and equipment (at cost). Geographic sales information is reported based on the location that invoices the external customer. Geographic long-lived assets are grouped by the location of the reporting country.

          OSCA evaluates performance and allocates resources based on operating income which represents net revenue less cost of sales and allocated selling, general and administrative expenses, including depreciation. Intersegment net revenue and transfers are recorded at OSCA's cost; there is no intercompany income or loss on intersegment net revenue or transfers. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                              1998         1999         2000
                                                                           ---------    ---------    ---------
                                                                                        (IN THOUSANDS)
NET REVENUE BY SEGMENT TO EXTERNAL CUSTOMERS:
        Completion Fluids                                                  $  67,420    $  50,621    $  55,168
        Completion Services                                                   33,278       25,666       43,511
        Downhole Completion Tools                                             12,625       15,651       33,282
                                                                           ---------    ---------    ---------
        Total Net Revenue of Reportable Segments                             113,323       91,938      131,961
        Corporate and Other                                                       46         --           --
                                                                           ---------    ---------    ---------
                                                                             113,369       91,938      131,961
                                                                           ---------    ---------    ---------
SEGMENT OPERATING INCOME (LOSS):
        Completion Fluids                                                      1,001        5,046        5,606
        Completion Services                                                   (2,851)        (696)       6,262
        Downhole Completion Tools                                             (3,192)         621        4,125
                                                                           ---------    ---------    ---------
        Total Operating Income (Loss) of Reportable Segments                  (5,042)       4,971       15,993
        Corporate and Other                                                   (3,380)      (3,703)      (3,356)
                                                                           ---------    ---------    ---------
                                                                              (8,422)       1,268       12,637
                                                                           ---------    ---------    ---------
SEGMENT ASSETS:
        Completion Fluids                                                     27,506       22,546       23,635
        Completion Services                                                   22,789       21,893       19,381
        Downhole Completion Tools                                              9,362       11,263       16,600
        Corporate and Other                                                   10,920       10,547        9,357
                                                                           ---------    ---------    ---------
                                                                              70,577       66,249       68,973
        Unallocated Assets                                                    49,467       35,438       55,333
                                                                           ---------    ---------    ---------
        Total Consolidated Assets                                            120,044      101,687      124,306
                                                                           ---------    ---------    ---------
FIXED ASSET ADDITIONS:
        Completion Fluids                                                      7,831          200          632
        Completion Services                                                   12,223        3,256        2,218
        Downhole Completion Tools                                              2,368          661          384
        Corporate and Other                                                    1,718        1,756        1,173
                                                                           ---------    ---------    ---------
                                                                              24,140        5,873        4,407
                                                                           ---------    ---------    ---------

DEPRECIATION EXPENSE:
        Completion Fluids                                                      1,798        1,821        1,739
        Completion Services                                                    2,570        3,575        3,915
        Downhole Completion Tools                                                561          338          464
        Corporate and Other                                                      754        1,146        1,747
                                                                           ---------    ---------    ---------
                                                                               5,683        6,880        7,865
                                                                           ---------    ---------    ---------
GEOGRAPHIC INFORMATION:
     NET REVENUE BY SEGMENT TO EXTERNAL CUSTOMERS:
        United States                                                         84,405       77,895      112,861
        Foreign                                                               28,964       14,043       19,100
                                                                           ---------    ---------    ---------
                                                                             113,369       91,938      131,961
                                                                           ---------    ---------    ---------
     LONG-LIVED ASSETS:
        United States                                                         48,640       50,592       45,081
        Foreign                                                                5,331        3,910        3,797
                                                                           ---------    ---------    ---------
                                                                           $  53,971    $  54,502    $  48,878
                                                                           ---------    ---------    ---------

NOTE 17. CONTINGENCIES

          On September 18, 2000, the Company was served with notice that a lawsuit was filed against it and other named defendants on September 1, 2000 in the District Court of Harris County, Texas. The action is brought by certain underwriting syndicates of Lloyd's of London who claim to be subrogated to the claim of their insureds, Newfield Exploration Company, Apache Oil Corporation, Continental Land & Fur, and Fidelity Oil ("Plaintiffs"). The other defendants include High Pressure Integrity, Inc. and Chalmers, Collins & Alwell, Inc. On September 8, 2000, the Company filed a lawsuit against the Plaintiffs and the other defendants in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division. Other actions have also been filed in connection with the same circumstances.

          Each of the lawsuits relates to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which the Company and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek substantial actual damages, interest and other costs, alleging that the Company and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. In the Western District of Louisiana case, the Company alleges negligence against the Plaintiffs and other defendants and seeks actual damages, interest, costs and general and equitable relief.

          The Company has denied that it breached its contract or was negligent and intends to vigorously defend in the Texas case and to prosecute the merits of its claims.

          While it is not possible to predict or determine the outcome of legal actions brought by or against the Company, management expects that the outcome will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

          The Company may be subject to various legal proceedings, claims and litigation arising from a variety of matters including governmental regulations, environmental matters, commercial matters, product liability, personal injury, workers' compensation claims and other matters arising out of the ordinary course of its business. In general, while the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the resolution of these legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

NOTE 18. QUARTERLY DATA (UNAUDITED)

          A summary of the quarterly results of operations for the years ended December 31, 1999 and 2000 follows:


                                                   THREE MONTHS ENDED
                                       MARCH 31    JUNE 30    SEPT. 30     DEC. 31
                                       --------   --------    --------    ---------
1999:                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   Net revenue                         $ 23,023   $ 23,593    $ 21,625    $ 23,697
   Gross profit                        $  4,575   $  3,887    $  4,022    $  4,819
   Income (loss) before income taxes   $     33   $   (902)   $   (334)   $  3,309
   Net income (loss)                   $     13   $   (352)   $   (130)   $  1,291
Earnings (loss) per share:
   Basic                               $    .00   $   (.04)   $   (.02)   $    .15
   Diluted                             $    .00   $   (.04)   $   (.02)   $    .15

2000:
   Net revenue                         $ 26,501   $ 28,882    $ 34,136    $ 42,442
   Gross profit                        $  6,121   $  7,926    $  8,595    $ 11,095
   Income before income taxes          $  1,230   $  2,748    $  2,693    $  4,979
   Net income                          $    689   $  1,664    $  1,744    $  3,119
Earnings (loss) per share:
   Basic                               $    .08   $    .18    $    .12    $    .21
   Diluted                             $    .08   $    .18    $    .12    $    .21


          Basic and diluted earnings (loss) per share, as computed for the individual quarters, may differ from the total reported herein for the annual periods due to rounding differences and changes in the weighted-average number of shares outstanding during each of the quarters within the annual periods.