Form 10-Q
period 2001-03-31
OSCA INC
filed 2001-05-15
CIK 1104325

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001
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


                                    Yes    X
                                       -----------
                                    No
                                       -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A  -  6,690,000                         Shares as of March 31, 2001

Class B  -  8,150,000                         Shares as of March 31, 2001

Part I - Financial Information
Item 1.  Financial Statements
                                   OSCA, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (thousands)

                                                                                      MARCH 31,        DEC. 31,
                                                                                        2001             2000
                                                                                     ------------    -----------
                                                                                     (Unaudited)
                                                          ASSETS
Current Assets
  Cash and cash equivalents                                                               $ 4,985        $ 3,551
  Accounts and notes receivable, less allowance for
     doubtful accounts of $558 at March 31 and December 31                                 44,348         40,583
  Inventories                                                                              26,554         27,214
  Prepaid expenses and other current assets                                                 1,174          1,324
  Deferred income taxes                                                                     1,883          1,883
                                                                                     ------------    -----------
     Total current assets                                                                  78,944         74,555
                                                                                     ------------    -----------

Property and equipment, net                                                                42,824         41,759
Goodwill and other intangibles, net                                                         7,222          7,119
Other assets                                                                                1,162            873
                                                                                     ------------    -----------
      Total Assets                                                                       $130,152       $124,306
                                                                                     ============    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                        $17,397        $11,492
  Accrued liabilities                                                                       4,396          5,508
  Income taxes payable                                                                      2,065            301
  Current portion of notes payable                                                            118            118
  Due to Great Lakes                                                                        3,553          3,293
                                                                                     ------------    -----------
       Total current liabilities                                                           27,529         20,712
                                                                                     ------------    -----------

Note payable - related party                                                                  236            236
Long-term debt                                                                             27,018         30,860
Other long-term liabilities                                                                   851            691
Deferred income taxes                                                                       3,087          3,086
                                                                                     ------------    -----------
        Total liabilities                                                                  58,721         55,585
                                                                                     ------------    -----------

Stockholders' equity:
  Class A common stock, $.01 par value, 25,000,000 shares authorized, 6,690,000
shares issued and outstanding at March 31, 2001                                                67             64
  Class B common stock, $.01 par value, 40,000,000 shares authorized, 8,150,000
shares issued and outstanding at March 31, 2001                                                81             84
  Additional paid-in capital                                                               90,798         90,798
  Retained earnings (deficit)                                                             (17,465)       (20,285)
  Accumulated other comprehensive (loss)                                                   (2,050)        (1,940)
                                                                                     ------------    -----------
         Total stockholders' equity                                                        71,431         68,721
                                                                                     ------------    -----------
         Total Liabilities and Stockholders' Equity                                      $130,152       $124,306
                                                                                     ============    ===========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           --------------------
                                                                (Unaudited)

Net revenue                                                $ 43,757    $ 26,501

Operating Expenses:
     Cost of sales                                           32,464      20,380
     Selling, general and administrative expenses             5,394       4,989
     Amortization of intangibles                                 99          99
                                                           --------    --------
          Total operating expenses                           37,957      25,468
                                                           --------    --------
Operating income                                              5,800       1,033

Interest expense                                                461           7
Interest (income)                                               (64)        (73)
Foreign currency losses                                         277          70
Other expense (income), net                                     578        (201)
                                                           --------    --------
Income before income taxes                                    4,548       1,230
Income taxes                                                  1,728         541
                                                           --------    --------
Net income                                                 $  2,820    $    689
                                                           ========    ========
Earnings per share:
      Basic                                                $   0.19    $   0.08
      Diluted                                              $   0.19    $   0.08

      Weighted average shares outstanding                    14,840       8,400
      Weighted average shares outstanding
            assuming dilution                                14,911       8,400



          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                2001        2000
                                                                                              --------    --------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                    $  2,820    $    689
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of intangibles                                                2,144       2,059
     Deferred income taxes                                                                           1         422
     Loss on sale of fixed assets                                                                   --         179
     Other                                                                                        (331)       (358)
Changes in operating assets and liabilities:
     Accounts and notes receivable, net                                                         (3,765)      2,390
     Inventories                                                                                   660      (1,248)
     Other current assets                                                                          150      (1,057)
     Accounts payable                                                                            5,905       1,659
     Intercompany changes                                                                          260       7,225
     Accrued and other liabilities                                                                 652      (1,335)
                                                                                              --------    --------
Net Cash Provided by Operating Activities                                                        8,496      10,625

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                                          (3,301)       (863)
   Purchase of other assets                                                                         --         (94)
   Proceeds from the sales of fixed assets                                                          21         419
                                                                                              --------    --------
Net Cash Used in Investing Activities                                                           (3,280)       (538)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayments of notes payable                                                              (3,842)        --
                                                                                              --------    --------
Net Cash Used in Financing Activities                                                           (3,842)        --
                                                                                              --------    --------
Net Increase in Cash and Cash Equivalents                                                        1,374      10,087
Cash and Cash Equivalents at Beginning of Year                                                   3,551       3,898
Effect of exchange rate changes on cash and cash equivalents                                        60        (341)
                                                                                              --------    --------
Cash and Cash Equivalents at End of Period                                                    $  4,985    $ 13,644
                                                                                              ========    ========


          See accompanying notes to consolidated financial statements

                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except as indicated)


NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of OSCA, Inc. and its consolidated subsidiaries ("OSCA" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

During the period ended March 31, 2001, Great Lakes sold 250,000 shares of OSCA stock reducing its common stock ownership to 54.9%. Upon sale, these shares were automatically converted from Class B shares to Class A shares of the Company's common stock.

NOTE 2:   SPECIAL CHARGES

During 1998, in connection with a Great Lakes repositioning plan, OSCA recognized a special charge of $13.4 million or $8.3 million after income taxes. Of the $13.4 million, $10.8 million was recorded for actions taken in the third quarter of 1998 and another $2.6 million was recorded in the fourth quarter of 1998. In addition, in the fourth quarter of 1999, due to certain changes in the repositioning plan, OSCA recognized a credit to special charges in the amount of $2.6 million. Also, in the fourth quarter of 2000, OSCA recognized a credit to special charges in the amount of $0.7 million.

A summary of spending against the reserve for special charges since December 31, 2000 is as follows (in thousands):


                                                                              SPENDING
                                                                            THREE MONTHS
                                                       DECEMBER 31,             ENDED                MARCH 31,
                                                           2000            MARCH 31, 2001               2001
                                                    ------------------- ---------------------    -------------------
  Lease costs (Completion Services)                        $272                  $272                   $ --


NOTE 3:  INVENTORIES

The major components of OSCA's inventories are as follows:

                                                MARCH 31,          DEC 31,
                                            ---------------     --------------
                                                  2001              2000
                                            ---------------     --------------
        Raw materials                              $   696            $   363
        Finished products                           25,858             26,851
                                            ---------------     --------------
                                                   $26,554            $27,214
                                            ================    ==============


NOTE 4:  INCOME TAXES

A reconciliation of the U. S. Federal income tax rate to the effective income tax rate follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                             2001         2000
                                                          ----------   ---------
        U.S. Federal income tax rate                         35.0%        35.0%
        State income taxes (net of federal benefit)           0.5          1.7
        Foreign taxes                                         1.0          4.0
        Goodwill amortization                                 0.8          2.0
        Other                                                 0.7          1.3
                                                          ----------   ---------
                                                             38.0%        44.0%
                                                          ==========   =========


NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ---------------------
                                                        2001         2000
                                                      ---------   ---------
        Net income                                     $2,820       $ 689
        Other comprehensive (loss)                       (110)       (341)
                                                      ---------   ---------
        Comprehensive income                           $2,710       $ 348
                                                      =========   =========



NOTE 6:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator, by the number of shares included in the denominator as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2001        2000
                                                         --------    -------
      Denominator for basic earnings per share
        (weighted - average shares)                       14,840       8,400
      Effect of dilutive securities                           71           0
                                                         --------    -------
      Denominator for diluted earnings per share          14,911       8,400
                                                         ========    =======


NOTE 7:  SEGMENT INFORMATION

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                            2001         2000
                                                          ---------   --------
Net revenues by segment to external customers:
Completion Fluids                                          $17,346     $13,166
Completion Services                                         12,608       8,446
Downhole Completion Tools                                   13,803       4,889
                                                          ---------   --------
                                                           $43,757     $26,501
                                                          =========   ========
Segment operating income:
Completion Fluids                                           $1,479      $  426
Completion Services                                          1,860       1,091
Downhole Completion Tools                                    3,249         196
                                                          ---------   --------
Total operating income of reportable segment                 6,588       1,713
Corporate and Other                                           (788)       (680)
                                                          ---------   --------
Operating income                                             5,800       1,033
Interest expense (income), net                                 397         (66)
Other expense (income), net                                    855        (131)
                                                          ---------   --------
Income before income taxes                                  $4,548      $1,230
                                                          =========   ========

NOTE 8:  CONTINGENCIES

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERTIONS AND FINANCIAL CONDITION
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001



This Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are basic earnings per share unless otherwise noted.

The following table sets forth the percentage relationship to net revenue of certain income statement items for the Company's operations:


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                              (%)          (%)
        Net revenue                                           100.0       100.0
        Gross profit                                           25.8        23.1
        Selling, general & admin. expenses                     12.3        18.8
        Amortization of intangibles                             0.2         0.4
                                                           --------    --------


        Operating income                                       13.3         3.9
        Interest expense                                        1.1         0.0
        Interest (income)                                      (0.1)       (0.3)
        Foreign currency (gains) losses                         0.6         0.3
        Other expense (income), net                             1.3        (0.8)
                                                           --------    --------


        Income before income taxes                             10.4         4.7
        Income taxes                                            4.0         2.1
                                                           --------    --------

        Net income                                              6.4         2.6
                                                           ========    ========

RESULTS OF OPERATIONS

Revenues in the first quarter increased 65.3% to $43.8 million from $26.5 million compared to the corresponding period in 2000. Volume expansion accompanied by moderate price increases in Completion Services and Downhole Tools drove the increase. Increased market penetration as well as increased activity in the Company's markets also contributed to these improved results.

In the first quarter of 2001 cost of sales increased 59.3% to $32.5 million from $20.4 million, however gross profit margin improved to 25.8% from 23.1% as compared to the first quarter of 2000 reflecting the effect of the increased volume and favorable product mix.

Selling, general and administrative ("SG&A") expenses for the first quarter of 2001 increased to $5.4 million over the prior year period of $5.0 million. This increase was attributable to the addition of technical personnel required to support the Company's growth, particularly in the Gulf of Mexico market where exploration and production activity has increased.

Interest expense increased $0.5 million for the three months ended March 31, 2001 from the same period last year primarily due to the $31.0 million interest-bearing loan established in June of 2000.

Net other expense (income) was a net expense of $0.6 million for the three months ended March 31, 2001 compared to net income of ($0.2) million one year ago. This net expense was primarily attributable to a $0.5 million casualty loss due to a warehouse fire in March 2001. The warehouse was insured. The loss represents the Company's deductible.

Net income for the first quarter of 2001 was $2.8 million, or $0.19 per share compared to $0.7 million, or $.08 per share one year ago. This improvement reflects the factors discussed above.


SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Completion Fluids, Completion Services and Downhole Completion Tools. Operating income, which is the income measure the company uses to evaluate business segment performance, represents net sales less cost of sales and selling, general and administrative expenses.

COMPLETION FLUIDS

The Completion Fluids business unit sells and services high-density brine completion fluids and related on-site fluid maintenance services including filtration, engineering and performance additives. Results for the quarter follow:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               ------------------
                                                 2001       2000
                                               --------  --------
        Net revenues                            $17.4      $13.2
        Operating income                         $1.5       $0.4


Completion Fluids revenue for the quarter increased 31.8% to $17.4 million compared to $13.2 million one year ago, reflecting increased activity levels. Operating income increased 275.0% to $1.5 million from $0.4 million due to improved pricing as well as higher volumes.

COMPLETION SERVICES

The Completion Services business unit consists of the Marine Well Service, Skid Pumping Service and Coiled Tubing Service product lines. Results for the quarter follow:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2001       2000
                                            --------  --------
        Net revenues                         $12.6       $8.4
        Operating income                      $1.9       $1.1


Completion Services revenue increased 50.0% as compared to the first quarter of 2000. First quarter 2001 operating income improved $0.8 million from the first quarter of 2000. Market penetration in Brazil and the Gulf of Mexico in conjunction with accelerated and higher activity levels combined to drive the improvement in revenue. The increased volumes coupled with higher selling prices were responsible for the significant improvement in operating income during the quarter.

DOWNHOLE COMPLETION TOOLS

The Downhole Completion Tools business unit provides downhole sand control tools and production packers/accessories. Results for the quarter follow:

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                              2001       2000
                                            --------  --------
        Net revenues                         $13.8       $4.9
        Operating income                      $3.2       $0.2


Completion Tools revenues increased 181.6% from the first quarter of 2000. First quarter 2001 operating income improved $3.0 million from first quarter 2000. The significant improvement in revenue and operating income reflects an improved product mix associated with new technology and improved manufacturing throughput allowing the Company to be more cost effective.

FINANCIAL CONDITION & LIQUIDITY

Inventories were $26.6 million at March 31, 2001, a decrease of $0.6 million from year-end 2000. The decrease was due to higher sales of completion tools.

Accounts receivable increased $3.7 million to $44.3 million at March 31, 2001, as compared to December 31, 2000. The increase was due to increases in revenue in the Completion Services and Downhole Tools segments.

Current liabilities increased $6.9 million to $27.6 million at March 31, 2001, from $20.7 million at December 31, 2000. The increase was primarily attributable to an increase in accounts payable resulting from increased expenses incurred to support increased revenue.

Long-term debt decreased $3.9 million to $27.0 million at March 31, 2001, from $30.9 million at December 31, 2000. The decrease is primarily attributable to more effective use of working capital.

Intercompany payables to Great Lakes increased $0.3 million to $3.6 million at March 31, 2001 from $3.3 million at year-end 2000.

Capital spending for the first three months amounted to $3.3 million. Spending for the year is expected to be approximately $12.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS 137 and SFAS 138, was effective for the Company beginning with the first quarter of 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. The Company has determined that the adoption of the statement has no impact on its results of operations or financial position.

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


FORWARD LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties that affect the Company's operations as discussed in the 2000 Annual Report on Form 10-K filed with the SEC. Accordingly, there is no assurance that the Company's expectations will be realized.


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of the report are listed below:

    None.

(b) The Company did not file, nor was it required to file, a form 8-K during the quarter for which this report was filed.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 14, 2001               By: /s/ Steven J. Brading
     ----------------                  -----------------------------------
                                           Steven J. Brading
                                           Vice President & Chief Financial and
                                           Accounting Officer