Form 10-Q
period 2001-06-30
OSCA INC
filed 2001-08-14
CIK 1104325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001
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

Class A - 6,940,000                          Shares as of June 30, 2001

Class B - 7,900,000                          Shares as of June 30, 2001

Part I - Financial Information
Item 1. Financial Statements

                                   OSCA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          JUNE 30,      DECEMBER 31,
                                                                            2001            2000
                                                                        ------------    ------------
                                           ASSETS                        (unaudited)
Current Assets
  Cash and cash equivalents                                             $     11,281    $      3,551
  Accounts and notes receivable, less allowance for
     doubtful accounts of $558 at June 30, 2001 and December 31, 2000         40,965          40,583
  Inventories                                                                 27,525          27,214
  Prepaid expenses and other current assets                                    2,796           1,324
  Deferred income taxes                                                        1,937           1,883
                                                                        ------------    ------------
     Total current assets                                                     84,504          74,555
                                                                        ------------    ------------

Property and equipment, net                                                   46,205          41,759
Goodwill and other intangibles, net                                            6,926           7,119
Other assets                                                                     794             873
                                                                        ------------    ------------
      Total Assets                                                      $    138,429    $    124,306
                                                                        ============    ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                      $     21,740    $     11,492
  Accrued liabilities                                                          5,555           5,508
  Income taxes payable                                                         1,112             301
  Current portion of notes payable                                             1,037             118
  Due to Great Lakes                                                           3,863           3,293
                                                                        ------------    ------------
       Total current liabilities                                              33,307          20,712
                                                                        ------------    ------------

Note payable - related party                                                     118             236
Long-term debt                                                                27,000          30,860
Other long-term liabilities                                                      930             691
Deferred income taxes                                                          3,246           3,086
                                                                        ------------    ------------
        Total liabilities                                                     64,601          55,585
                                                                        ------------    ------------

Stockholders' equity:
  Class A common stock, $.01 par value, 25,000,000 shares authorized,
     6,940,000 shares issued and outstanding at June 30, 2001                     69              64
  Class B common stock, $.01 par value, 40,000,000 shares authorized,
     7,900,000 shares issued and outstanding at June 30, 2001                     79              84
  Additional paid-in capital                                                  90,798          90,798
  Retained earnings (deficit)                                                (15,052)        (20,285)
  Accumulated other comprehensive income (loss)                               (2,066)         (1,940)
                                                                        ------------    ------------
         Total stockholders' equity                                           73,828          68,721
                                                                        ------------    ------------
         Total Liabilities and Stockholders' Equity                     $    138,429    $    124,306
                                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    ------------------------    ------------------------
                                                       2001          2000          2001          2000
                                                    ----------    ----------    ----------    ----------
                                                          (unaudited)                 (unaudited)
Net revenue                                         $   41,882    $   28,882    $   85,639    $   55,383

Operating Expenses:
     Cost of sales                                      31,779        20,956        64,243        41,336
     Selling, general and administrative expenses        5,685         5,253        11,079        10,242
     Amortization of intangibles                           100           100           199           199
                                                    ----------    ----------    ----------    ----------
          Total operating expenses                      37,564        26,309        75,521        51,777
                                                    ----------    ----------    ----------    ----------
Operating income                                         4,318         2,573        10,118         3,606

Interest expense                                           389           125           850           132
Interest (income)                                          (34)         (101)          (98)         (174)
Foreign currency (gains) losses                            221          (179)          498          (109)
Other expense (income), net                                (35)          (20)          543          (221)
                                                    ----------    ----------    ----------    ----------
Income before income taxes                               3,777         2,748         8,325         3,978
Income taxes                                             1,364         1,084         3,092         1,625
                                                    ----------    ----------    ----------    ----------
Net income                                          $    2,413    $    1,664    $    5,233    $    2,353
                                                    ==========    ==========    ==========    ==========

Earnings per share:
      Basic                                         $     0.16    $     0.18    $     0.35    $     0.27
      Diluted                                       $     0.16    $     0.18    $     0.35    $     0.27

      Weighted average shares outstanding               14,840         9,333        14,840         8,866
      Weighted average shares outstanding
              assuming dilution                         14,960         9,339        14,936         8,869



          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       2001          2000
                                                                                    ----------    ----------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    5,233    $    2,353
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of intangibles                                        4,320         4,109
     Deferred income taxes                                                                 106           422
     Loss (gain) on sale of fixed assets                                                    --          (227)
Changes in operating assets and liabilities:
     Accounts and notes receivable, net                                                   (382)       (4,377)
     Inventories                                                                          (311)       (3,113)
     Other current assets                                                               (1,472)          177
     Accounts payable                                                                   10,248         1,342
     Intercompany changes                                                                  570       (41,096)
     Accrued and other liabilities                                                       1,777           553
     Other                                                                                 312            --
                                                                                    ----------    ----------
Net Cash Provided by (Used in) Operating Activities                                     20,401       (39,857)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                                  (9,687)       (2,045)
   Purchase of other assets                                                                 --           (90)
   Proceeds from the sale of property and equipment                                        949           483
                                                                                    ----------    ----------
Net Cash Used in Investing Activities                                                   (8,738)       (1,652)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings and (repayments) of notes payable, net                                    (3,978)       31,328
   Proceeds from sale of stock, net                                                         --        78,697
   Cash dividends to Great Lakes                                                            --       (65,000)
                                                                                    ----------    ----------
Net Cash Provided by (Used in) Financing Activities                                     (3,978)       45,025
                                                                                    ----------    ----------

Net Increase in Cash and Cash Equivalents                                                7,685         3,516
Cash and Cash Equivalents at Beginning of Year                                           3,551         3,898
Effect of exchange rate changes on cash and cash equivalents                                45        (1,054)
                                                                                    ----------    ----------
Cash and Cash Equivalents at End of Period                                          $   11,281    $    6,360
                                                                                    ==========    ==========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except as indicated)
--------------------------------------------------------------------------------

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

During the periods ended March 31, 2001 and June 30, 2001, Great Lakes sold 250,000 shares each quarter of OSCA stock reducing its common stock ownership to 53.2% as of June 30, 2001. Upon sale, these shares were automatically converted from Class B shares to Class A shares of the Company's common stock.


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

A summary of spending against the reserve for special charges since December 31, 2000 is as follows (in thousands):

                                                                              SPENDING
                                                                             SIX MONTHS
                                                        DECEMBER 31,            ENDED             JUNE 30,
                                                            2000            JUNE 30, 2001           2001
                                                        ------------        -------------         --------
        Lease costs (Completion Services)                   $272                $272                $ --

NOTE 3: INVENTORIES

The major components of OSCA's inventories are as follows:

                    JUNE 30,    DECEMBER 31,
                    --------   -------------
                      2001         2000
                    --------   -------------
                       (in thousands)
Raw materials       $    601     $    363
Finished products     26,924       26,851
                    --------     --------
                    $ 27,525     $ 27,214
                    ========     ========


NOTE 4: INCOME TAXES

A reconciliation of the U.S. Federal income tax rate to the effective income tax rate follows:

                                                   SIX MONTHS
                                                 ENDED JUNE 30,
                                              --------------------
                                                2001        2000
                                              --------    --------
U.S. Federal income tax rate                      35.0%       35.0%
State income taxes (net of federal benefit)        0.6         1.3
Foreign taxes                                      0.8         1.9
Goodwill amortization                              0.6         1.2
Other                                              0.1         1.4
                                              --------    --------
                                                  37.1%       40.8%
                                              ========    ========


NOTE 5: COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

                                 THREE MONTHS             SIX MONTHS
                                ENDED JUNE 30,          ENDED JUNE 30,
                             --------------------    --------------------
                               2001        2000        2001        2000
                             --------    --------    --------    --------
Net income                   $  2,413    $  1,664    $  5,233    $  2,353
Other comprehensive (loss)        (16)       (770)       (126)     (1,111)
                             --------    --------    --------    --------
Comprehensive income         $  2,397    $    894    $  5,107    $  1,242
                             ========    ========    ========    ========

NOTE 6: EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator by the number of shares included in the denominator, as follows (in thousands):

                                              THREE MONTHS       SIX MONTHS
                                             ENDED JUNE 30,     ENDED JUNE 30,
                                             ---------------   ---------------
                                              2001     2000     2001     2000
                                             ------   ------   ------   ------
Denominator for basic earnings per share
  (weighted - average shares)                14,840    9,333   14,840    8,866
Effect of dilutive securities                   120        6       96        3
                                             ------   ------   ------   ------
Denominator for diluted earnings per share   14,960    9,339   14,936    8,869
                                             ======   ======   ======   ======

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

                                                     THREE MONTHS             SIX MONTHS
                                                    ENDED JUNE 30,          ENDED JUNE 30,
                                                 --------------------    --------------------
                                                   2001        2000        2001        2000
                                                 --------    --------    --------    --------
                                                                (in thousands)
Net revenues by segment to external customers:
      Completion Fluids                          $ 15,056    $ 11,568    $ 32,402    $ 24,734
      Completion Services                          13,478       9,216      26,086      17,662
      Downhole Completion Tools                    13,348       8,098      27,151      12,987
                                                 --------    --------    --------    --------
                                                 $ 41,882    $ 28,882    $ 85,639    $ 55,383
                                                 ========    ========    ========    ========

Segment operating income:
      Completion Fluids                          $    469    $  1,190    $  1,948    $  1,616
      Completion Services                           2,070          21       3,930       1,112
      Downhole Completion Tools                     2,983       2,028       6,232       2,224
                                                 --------    --------    --------    --------
Total operating income of reportable segments       5,522       3,239      12,110       4,952
      Corporate and Other                          (1,204)       (666)     (1,992)     (1,346)
                                                 --------    --------    --------    --------
Operating income                                    4,318       2,573      10,118       3,606
Interest expense (income), net                        355          24         752         (42)
Other expense (income), net                           186        (199)      1,041        (330)
                                                 --------    --------    --------    --------
Income before income taxes                       $  3,777    $  2,748    $  8,325    $  3,978
                                                 ========    ========    ========    ========

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

Each of the lawsuits relates to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which the Company and others were engaged to perform specific workover operations. All cases have been consolidated with the Texas case. Plaintiffs seek substantial actual damages, interest and other costs, alleging that the Company and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. The Company alleges negligence against the Plaintiffs and other defendants and seeks actual damages, interest, costs and general and equitable relief. OSCA has amended its complaint claiming reimbursement for damages to include Cardinal Wireline Services, who was performing wireline operations aboard the platform immediately before the blowout. OSCA has also filed a third party demand against its underwriters and insurance broker in support of coverage for claims asserted against OSCA in the Newfield matter.

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

NOTE 9: NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.4 million ($.03 per basic share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

--------------------------------------------------------------------------------

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

The following table sets forth the percentage relationship to net revenue of certain income statement items for the Company's operations:


                                               THREE MONTHS         SIX MONTHS
                                              ENDED JUNE 30,      ENDED JUNE 30,
                                             ----------------    ----------------
                                              2001      2000      2001      2000
                                             ------    ------    ------    ------
                                                    (%)                 (%)
Net revenue                                   100.0     100.0     100.0     100.0
Gross profit                                   24.1      27.4      25.0      25.4
Selling, general & administrative expenses     13.6      18.2      13.0      18.5
Amortization of intangibles                     0.2       0.3       0.2       0.4
                                             ------    ------    ------    ------

Operating income                               10.3       8.9      11.8       6.5

Interest expense                                0.9       0.4       1.0       0.2
Interest (income)                              (0.1)     (0.3)     (0.1)     (0.3)
Foreign currency (gains) losses                 0.5      (0.6)      0.6      (0.2)
Other expense (income), net                    (0.1)     (0.1)      0.6      (0.4)
                                             ------    ------    ------    ------

Income before income taxes                      9.1       9.5       9.7       7.2
Income taxes                                    3.3       3.7       3.6       2.9
                                             ------    ------    ------    ------

Net income                                      5.8       5.8       6.1       4.3
                                             ======    ======    ======    ======


RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

Revenues in the second quarter increased 45% to $41.9 million from $28.9 million compared to the corresponding period in 2000. Volume expansion, market penetration and moderate price increases contributed to the improvement.

 Costs of sales increased 52% to $31.8 million from $20.9 million, reflecting increased sales volume; however, the gross profit margin fell to 24.1% from 27.4% as compared to the second quarter of 2000 reflecting the effect of changes in product mix and higher expenses.

Selling, general and administrative expenses ("SG&A expenses") increased to $5.7 million as compared to the prior year period of $5.3 million. The increase is primarily due to the addition of technical personnel required to support increasing business activity. As a percentage of net revenue, SG&A expenses fell from 18.2% to 13.6%.

Interest expense increased $0.3 million for the quarter ended June 30, 2001 compared to the same period last year primarily due to the $31.0 million interest-bearing loan established in June of 2000.

Net income for the quarter ended June 30, 2001 was $2.4 million, or $0.16 per share, compared to a net income of $1.7 million, or $0.18 per share, one year ago. The decrease in earnings per share resulted from the increase in shares outstanding (from last year's Initial Public Offering) during the entire quarter in 2001 compared to being outstanding only two weeks of the comparable quarter in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

For the first six months of 2001, revenues increased 55% to $85.6 million from $55.4 million one year ago. The increase was primarily due to rising well completion activity in the Gulf of Mexico driven by higher commodity prices for oil and gas.

Costs of sales increased 55% to $64.2 million from $41.3 million reflecting increased sales volume, however, the gross profit margin decreased slightly to 25.0% from 25.4% as compared to the same period of 2000 reflecting the effect of product mix changes and higher expenses.

SG&A expenses increased to $11.1 million as compared to the prior year period of $10.2 million. The increase is primarily due to the addition of technical personnel required to support increasing business activity, primarily in the Gulf of Mexico. As a percentage of net revenue, SG&A expenses fell from 18.5% to 13.0%.

Interest expense increased $0.7 million for the six months ended June 30, 2001 from the same period last year primarily due to the $31.0 million interest-bearing loan established in June of 2000.

Other expense (income) was a net expense of $0.6 million for the six months ended June 30, 2001 compared to net other income of $0.2 million one year ago. This net expense was primarily attributable to a casualty loss due to a warehouse fire in March 2001.

Net income for the six months ended June 30, 2001 was $5.2 million, or $0.35 per share, compared to net income of $2.4 million, or $0.27 per share, one year ago. The improvement reflects the factors discussed above.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Completion Fluids, Completion Services and Downhole Completion Tools. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less cost of sales and selling, general and administrative expenses.


COMPLETION FLUIDS

The Completion Fluids business unit sells and services high-density brine completion fluids and related on-site fluid maintenance services including filtration, engineering and performance additives. Results for the quarter and first six months follow (in millions):

                    THREE MONTHS ENDED     SIX MONTHS ENDED
                         JUNE 30,              JUNE 30,
                   -------------------   -------------------
                     2001       2000       2001       2000
                   --------   --------   --------   --------
Net revenue        $   15.1   $   11.6   $   32.4   $   24.7
Operating income   $    0.5   $    1.2   $    2.0   $    1.6

Completion Fluids revenue for the quarter increased 30% to $15.1 million compared to $11.6 million one year ago, reflecting increased activity levels. However, operating income decreased 58% to $0.5 million from $1.2 million due to a greater proportion of lower-margin products sold as compared to last year, increased product costs and higher fixed costs.

For the six months ended June 30, 2001, revenues increased 31% to $32.4 million from $24.7 million a year ago. Operating income improved by 25% to $2.0 million compared to $1.6 million last year. These increases primarily reflect higher volume resulting from increased drilling activity.


COMPLETION SERVICES

The Completion Services business unit consists of the Marine Well Service, Skid Pumping Service and Coiled Tubing Service product lines. Results for the quarter and first six months follow (in millions):

                       THREE MONTHS           SIX MONTHS
                      ENDED JUNE 30,        ENDED JUNE 30,
                   -------------------   -------------------
                     2001       2000       2001       2000
                   --------   --------   --------   --------
Net revenue        $   13.5   $    9.2   $   26.1   $   17.7
Operating income   $    2.0   $    0.0   $    3.9   $    1.1


Completion Services revenue increased 47% in the second quarter of 2001 compared to the second quarter of 2000. Revenues for the first six months increased 47% compared to the same period last year. Second quarter 2001 operating income improved $2.0 million (20 times better) compared to second quarter 2000. Year-to-date June 2001 operating income increased by $2.8 million (255%) from the same period last year.

Market penetration in the Gulf of Mexico in conjunction with accelerated and higher activity levels combined to drive the improvements in revenue. The increased volumes coupled with higher selling prices are responsible for the significant improvement in operating income for the quarter and the year-to-date periods.


DOWNHOLE COMPLETION TOOLS

The Downhole Completion Tools business unit provides downhole sand control tools and production packers/accessories. Results for the quarter and first six months follow (in millions):

                       THREE MONTHS           SIX MONTHS
                      ENDED JUNE 30,        ENDED JUNE 30,
                   -------------------   -------------------
                     2001       2000       2001       2000
                   --------   --------   --------   --------
Net revenue        $   13.3   $    8.1   $   27.1   $   13.0
Operating income   $    3.0   $    2.0   $    6.2   $    2.2


Completion Tools revenue increased 64% from the second quarter of 2000. Revenues for the first six months of 2001 increased 108% compared to the corresponding period in 2000. Second quarter 2001 operating income improved by $1.0 million (50%) from second quarter 2000 while year-to-date 2001 operating income increased $4.0 million (182%) over the comparable period in 2000.

The significant improvements in revenue and operating income reflect an improved product mix associated with new technology. The Company has also become more cost effective by implementing continued improvements to its manufacturing process.


FINANCIAL CONDITION & LIQUIDITY

Accounts receivable increased $0.4 million to $41.0 million at June 30, 2001, as compared to December 31, 2000. The increase was primarily due to increases in revenue from all business segments.

Inventories were $27.5 million at June 30, 2001, an increase of $0.3 million from year-end 2000. The slight increase in inventories is due to higher activity levels in the Downhole Completion Tools business.

Current liabilities increased $12.6 million to $33.3 million at June 30, 2001 from $20.7 million at December 31, 2000. The increase was primarily attributable to an increase in accounts payable resulting from increased expenses incurred to support increased business activity.

Long-term debt decreased to $27.0 million at June 30, 2001 from $30.9 million at December 31, 2000. The decrease was the result of better utilization of working capital.

Capital spending for the first six months amounted to $9.7 million. Spending for the year is expected to be approximately $16 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.4 million ($.03 per basic share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements involving risks and uncertainties that affect the Company's operations as discussed in the 2000 Annual Report on Form 10-K filed with the SEC. Accordingly, there is no assurance that the Company's expectations will be realized.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held on May 16, 2001, one item was submitted to a vote of security holders, which is more fully described in the Company's proxy statement dated April 13, 2001. The matter voted on at the meeting and the results of that vote were as follows:

To elect two directors to serve until the 2004 Annual Meeting:

         Director                   For                        Withheld
         --------                   ---                        --------
         Martin M. Hale             86,990,758                   278,263
         Richard T. Higgons         86,165,744                 1,103,277

Other directors continuing to serve on the Company's Board of Directors are:

         Director                   Year term expires
         --------                   ------------------
         Mack G. Nichols            2002
         John L. Whitmire           2002
         W. Bernard Pieper          2002
         Mark P. Bulriss            2003
         Robert L. Hollier          2003
         Richard A. Pattarozzi      2003

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits filed as part of the report are listed below:

         None

(b) The Company did not file, nor was it required to file, a Form 8-K during the quarter for which this report was filed.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2001                  By: /s/ Steven J. Brading
     ----------------                     --------------------------------------
                                          Steven J. Brading
                                          Vice President & Chief Financial and
                                          Accounting Officer