Form 10-Q
period 2001-09-30
OSCA INC
filed 2001-11-13
CIK 1104325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                     - OR -

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO _____.


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

                                      YES  X
                                         -----
                                      NO
                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A  -  6,940,384                 Shares as of September 30, 2001

Class B  -  7,900,000                 Shares as of September 30, 2001

Part I - Financial Information
Item 1. Financial Statements

                                   OSCA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           2001              2000
                                                                                       -------------      ------------
                                            ASSETS
Current Assets
  Cash and cash equivalents                                                              $   8,729         $   3,551
  Accounts and notes receivable, less allowance for doubtful accounts of $475 and
     $558 at September 30, 2001 and December 31, 2000, respectively                         44,599            40,583
  Inventories                                                                               29,975            27,214
  Prepaid expenses and other current assets                                                  3,041             1,324
  Deferred income taxes                                                                      1,685             1,883
                                                                                         ---------         ---------
     Total current assets                                                                   88,029            74,555
                                                                                         ---------         ---------

Property and equipment, net                                                                 47,257            41,759
Goodwill and other intangibles, net                                                          6,860             7,119
Other assets                                                                                 1,113               873
                                                                                         ---------         ---------
      Total Assets                                                                       $ 143,259         $ 124,306
                                                                                         =========         =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                       $  17,752         $  11,492
  Accrued liabilities                                                                        4,795             5,508
  Income taxes payable                                                                       4,142               301
  Current portion of notes payable                                                             577               118
  Due to Great Lakes                                                                         6,550             3,293
                                                                                         ---------         ---------
       Total current liabilities                                                            33,816            20,712
                                                                                         ---------         ---------

Note payable - related party                                                                   118               236
Long-term debt                                                                              27,000            30,860
Other long-term liabilities                                                                    830               691
Deferred income taxes                                                                        3,196             3,086
                                                                                         ---------         ---------
        Total liabilities                                                                   64,960            55,585
                                                                                         ---------         ---------

Stockholders' equity:
  Class A common stock, $.01 par value, 25,000,000 shares authorized, 6,940,384 and 6,440,000 shares issued and outstanding at September 30, 2001 and
      December 31, 2000, respectively                                                           69                64
  Class B common stock, $.01 par value, 40,000,000 shares authorized, 7,900,000 and 8,400,000 shares issued and outstanding at September 30, 2001 and
      December 31, 2000, respectively                                                           79                84
  Additional paid-in capital                                                                90,804            90,798
  Retained earnings (deficit)                                                              (10,637)          (20,285)
  Accumulated other comprehensive income (loss)                                             (2,016)           (1,940)
                                                                                         ---------         ---------
         Total stockholders' equity                                                         78,299            68,721
                                                                                         ---------         ---------
         Total Liabilities and Stockholders' Equity                                      $ 143,259         $ 124,306
                                                                                         =========         =========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                                       ---------------------------         ---------------------------
                                                         2001              2000              2001              2000
                                                       ---------         ---------         ---------         ---------
Net revenue                                            $  48,537         $  34,136         $ 134,176         $  89,519

Operating Expenses:
     Cost of sales                                        35,409            25,541            99,652            66,875
     Selling, general & administrative expenses            5,863             5,143            16,942            15,383
     Amortization of intangibles                             109                99               308               298
                                                       ---------         ---------         ---------         ---------
          Total operating expenses                        41,381            30,783           116,902            82,556
                                                       ---------         ---------         ---------         ---------
Operating income                                           7,156             3,353            17,274             6,963

Interest expense                                             361               648             1,211               780
Interest (income)                                            (37)              (29)             (135)             (203)
Foreign currency (gains) losses                              (65)               37               433                37
Other expense (income), net                                 (117)                4               426              (324)
                                                       ---------         ---------         ---------         ---------
Income before income taxes                                 7,014             2,693            15,339             6,673
Income taxes                                               2,599               949             5,691             2,574
                                                       ---------         ---------         ---------         ---------
Net income                                             $   4,415         $   1,744         $   9,648         $   4,099
                                                       =========         =========         =========         =========

Earnings per share:
      Basic                                            $    0.30         $    0.12         $    0.65         $    0.38
      Diluted                                          $    0.30         $    0.12         $    0.65         $    0.38

      Weighted average shares outstanding                 14,840            14,732            14,840            10,822
      Weighted average shares outstanding
              assuming dilution                           14,878            14,732            14,916            10,824

          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         -------------------------
                                                                                           2001             2000
                                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $  9,648         $  4,099
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of intangibles                                           6,726            6,174
     Deferred income taxes                                                                    308              422
     Loss (gain) on sale of property and equipment                                            118             (193)
Changes in operating assets and liabilities:
     Accounts and notes receivable, net                                                    (4,016)         (11,179)
     Inventories                                                                           (2,761)          (6,261)
     Prepaid expenses and other current assets                                             (1,717)             228
     Accounts payable                                                                       6,260            1,457
     Intercompany changes                                                                   3,257          (42,195)
     Accrued and other liabilities                                                          3,587            1,232
     Other                                                                                   (150)            (132)
                                                                                         --------         --------
Net Cash Provided by (Used in) Operating Activities                                        21,260          (46,348)

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                                    (13,268)          (3,125)
   Proceeds from the sale of property and equipment                                           901              828
                                                                                         --------         --------
Net Cash Used in Investing Activities                                                     (12,367)          (2,297)

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings and (repayments) of notes payable, net                                       (3,978)          30,164
   Proceeds from sale of stock, net                                                             6           90,172
   Cash dividends to Great Lakes                                                               --          (73,219)
                                                                                         --------         --------
Net Cash Provided by (Used in) Financing Activities                                        (3,972)          47,117
                                                                                         --------         --------

Net Increase (Decrease) in Cash and Cash Equivalents                                        4,921           (1,528)
Cash and Cash Equivalents at Beginning of Year                                              3,551            3,898
Effect of exchange rate changes on cash and cash equivalents                                  257             (861)
                                                                                         --------         --------
Cash and Cash Equivalents at End of Period                                               $  8,729         $  1,509
                                                                                         ========         ========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT AS INDICATED)
                                  (UNAUDITED)
--------------------------------------------------------------------------------


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

A summary of spending against the reserve for special charges since December 31, 2000 is as follows (in thousands):

                                                                                 SPENDING
                                                                               NINE MONTHS
                                                        DECEMBER 31,              ENDED               SEPTEMBER 30,
                                                            2000            SEPTEMBER 30, 2001             2001
                                                        ------------        ------------------        -------------
        Lease costs (Completion Services)                   $272                   $272                    $ -

NOTE 3:  INVENTORIES

The major components of OSCA's inventories are as follows:

                              SEPTEMBER 30,   DECEMBER 31,
                                  2001           2000
                              -------------   ------------
                                     (IN THOUSANDS)
        Raw materials            $   755        $   363
        Finished products         29,220         26,851
                                 -------        -------
                                 $29,975        $27,214
                                 =======        =======

NOTE 4:  INCOME TAXES

A reconciliation of the U. S. Federal income tax rate to the effective income tax rate follows:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             -----------------
                                                             2001         2000
                                                             ----         ----
        U.S. Federal income tax rate                         35.0%        35.0%
        State income taxes (net of federal benefit)           0.6          1.5
        Foreign taxes                                         0.8          0.1
        Goodwill amortization                                 0.6          1.0
        Other                                                 0.1          1.0
                                                             ----         ----
                                                             37.1%        38.6%
                                                             ====         ====

NOTE 5:  COMPREHENSIVE INCOME

Comprehensive income was as follows (in thousands):

                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------        -----------------------
                                                  2001           2000           2001            2000
                                                 -------        -------        -------         -------
        Net income                               $ 4,415        $ 1,744        $ 9,648         $ 4,099
        Other comprehensive income (loss)             50            182            (76)           (929)
                                                 -------        -------        -------         -------
        Comprehensive income                     $ 4,465        $ 1,926        $ 9,572         $ 3,170
                                                 =======        =======        =======         =======

NOTE 6:  EARNINGS PER SHARE

The computation of basic and diluted earnings per share is determined by dividing net income as reported as the numerator by the number of shares included in the denominator, as follows (in thousands):

                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                          --------------------        --------------------
                                                           2001          2000          2001          2000
                                                          ------        ------        ------        ------
        Denominator for basic earnings per share
          (weighted - average shares)                     14,840        14,732        14,840        10,822
        Effect of dilutive securities                         38             0            76             2
                                                          ------        ------        ------        ------
        Denominator for diluted earnings per share        14,878        14,732        14,916        10,824
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

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                      ---------------------------         ---------------------------
                                                        2001              2000               2001             2000
                                                      ---------         ---------         ---------         ---------
                                                                              (IN THOUSANDS)
Net revenues by segment to external customers:
      Completion Fluids                               $  19,141         $  12,076         $  51,544         $  36,811
      Completion Services                                14,732            13,403            40,817            31,065
      Downhole Completion Tools                          14,664             8,657            41,815            21,643
                                                      ---------         ---------         ---------         ---------
                                                      $  48,537         $  34,136         $ 134,176         $  89,519
                                                      =========         =========         =========         =========

Segment operating income:
      Completion Fluids                               $   1,947         $     721         $   3,895         $   2,337
      Completion Services                                 2,334             2,491             6,264             3,605
      Downhole Completion Tools                           3,845             1,063            10,077             3,286
                                                      ---------         ---------         ---------         ---------
Total operating income of reportable segments             8,126             4,275            20,236             9,228
      Corporate and Other                                  (970)             (922)           (2,962)           (2,265)
                                                      ---------         ---------         ---------         ---------
Operating income                                          7,156             3,353            17,274             6,963
Interest expense (income), net                              324               619             1,076               577
Other expense (income), net                                (182)               41               859              (287)
                                                      ---------         ---------         ---------         ---------
Income before income taxes                            $   7,014         $   2,693         $  15,339         $   6,673
                                                      =========         =========         =========         =========

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

The Company has denied that it breached its contract or was negligent and intends to vigorously defend the case against it and to prosecute the merits of its claims.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

The following table sets forth the percentage relationship to net revenue of certain income statement items for the Company's operations:


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------------         -------------------
                                                    2001          2000          2001          2000
                                                    -----         -----         -----         -----
                                                            (%)                         (%)
Net revenue                                         100.0         100.0         100.0         100.0
Gross profit                                         27.0          25.2          25.7          25.3
Selling, general & administrative expenses           12.1          15.1          12.6          17.2
Amortization of intangibles                           0.2           0.3           0.2           0.3
                                                    -----         -----         -----         -----

Operating income                                     14.7           9.8          12.9           7.8

Interest expense                                      0.7           1.9           0.9           0.9
Interest (income)                                    (0.1)         (0.1)         (0.1)         (0.2)
Foreign currency (gains) losses                      (0.1)          0.1           0.4           0.0
Other expense (income), net                          (0.3)          0.0           0.3          (0.4)
                                                    -----         -----         -----         -----

Income before income taxes                           14.5           7.9          11.4           7.5
Income taxes                                          5.4           2.8           4.2           2.9
                                                    -----         -----         -----         -----

Net income                                            9.1           5.1           7.2           4.6
                                                    =====         =====         =====         =====

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

Revenues in the third quarter increased 43% to $48.6 million from $34.1 million compared to the corresponding period in 2000. Increased industry activity and additional market penetration contributed to the improvement.

Costs of sales increased 39% to $35.4 million from $25.5 million, reflecting increased sales volume. Gross profit margin rose to 27.0% from 25.2% as compared to the third quarter of 2000 reflecting the effect of changes in product mix.

Selling, general and administrative expenses ("SG&A expenses") increased to $6.0 million as compared to the prior year period amount of $5.2 million. The increase is primarily due to the addition of personnel required to support increased business activity. As a percentage of net revenue, SG&A expenses fell from 15.4% to 12.3%.

Interest expense decreased $0.3 million for the quarter ended September 30, 2001 compared to the same period last year. This decrease was primarily due to lower interest rates on lower outstanding debt balances.

Net income for the quarter ended September 30, 2001 was $4.4 million, or $0.30 per share, compared to a net income of $1.7 million, or $0.12 per share, one year ago. The improvement reflects the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

For the first nine months of 2001, revenues increased 50% to $134.2 million from $89.5 million one year ago. The increase was primarily due to greater well completion activity in the Gulf of Mexico driven by higher commodity prices for oil and gas.

Costs of sales increased 49% to $99.6 million from $66.9 million reflecting increased sales volume. Gross profit margin increased slightly to 25.7% from 25.3% as compared to the same period of 2000 reflecting the effect of product mix changes.

SG&A expenses increased to $17.3 million as compared to the prior year period of $15.6 million. The increase is primarily due to the addition of technical personnel required to support increased business activity, primarily in the Gulf of Mexico. As a percentage of net revenue, SG&A expenses fell from 17.5% to 12.8%.

Interest expense increased $0.5 million for the nine months ended September 30, 2001 from the same period last year primarily due to the $31.0 million interest-bearing loan established in June of 2000.

Other expense (income), net was a net other expense of $0.4 million for the nine months ended September 30, 2001 compared to net other income of $0.3 million one year ago. This net expense was primarily attributable to a loss of a sunken barge and the loss of asset value in the Rabbi Trust during 2001 compared to the gain on sale of property and equipment in the corresponding period of the prior year.

Net income for the nine months ended September 30, 2001 was $9.6 million, or $0.65 per share, compared to net income of $4.1 million, or $0.38 per share, one year ago. The improvement reflects the factors discussed above.

SEGMENT INFORMATION

Set forth below is a discussion of the operations of the Company's business segments: Completion Fluids, Completion Services and Downhole Completion Tools. Operating income, which is the income measure the Company uses to evaluate business segment performance, represents net sales less cost of sales and selling, general and administrative expenses.


COMPLETION FLUIDS

The Completion Fluids business unit sells and services high-density brine completion fluids and related on-site fluid maintenance services including filtration, engineering and performance additives. Results for the quarter and first nine months follow (in millions):

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                               ------------------     -----------------
                                2001       2000       2001       2000
                                -----      -----      -----      -----
        Net revenue             $19.2      $12.1      $51.6      $36.8
        Operating income        $ 2.0      $ 0.7      $ 4.0      $ 2.3


Completion Fluids revenue for the quarter increased 59% to $19.2 million compared to $12.1 million one year ago, reflecting higher volumes sold. Operating income increased 186% to $2.0 million from $0.7 million due to a better product mix.

For the nine months ended September 30, 2001, revenues increased 40% to $51.6 million from $36.8 million a year ago. Operating income improved by 74% to $4.0 million compared to $2.3 million last year. These increases primarily reflect higher volume resulting from an increase in the Company's deepwater business.


COMPLETION SERVICES

The Completion Services business unit consists of the Marine Well Service, Skid Pumping Service and Coiled Tubing Service product lines. Results for the quarter and first nine months follow (in millions):

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                               ------------------     -----------------
                                2001       2000       2001       2000
                                -----      -----      -----      -----
        Net revenue             $14.7      $13.4      $40.8      $31.1
        Operating income        $ 2.3      $ 2.5      $ 6.2      $ 3.6


Completion Services revenue increased 10% in the third quarter of 2001 compared to the third quarter of 2000. Revenues for the first nine months increased 31% compared to the same period last year. Third quarter 2001 operating income decreased $0.2 million compared to third quarter 2000. Year-to-date September 2001 operating income increased by $2.6 million (72%) from the same period last year.

Market penetration in the Gulf of Mexico in conjunction with accelerated and higher activity levels combined to drive the improvements in revenue. The increased volumes coupled with higher selling prices are responsible for the significant improvement in operating income for the year-to-date period.


DOWNHOLE COMPLETION TOOLS

The Downhole Completion Tools business unit provides downhole sand control tools and production packers/accessories. Results for the quarter and first nine months follow (in millions):

                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                 SEPTEMBER 30,         SEPTEMBER 30,
                               ------------------    -----------------
                                2001       2000      2001       2000
                                -----      ----      -----      -----
        Net revenue             $14.7      $8.6      $41.8      $21.6
        Operating income        $ 3.9      $1.1      $10.1      $ 3.3

Completion Tools revenue increased 71% from the third quarter of 2000. Revenues for the first nine months of 2001 increased 94% compared to the corresponding period in 2000. Third quarter 2001 operating income improved by $2.8 million (255%) from third quarter 2000 while year-to-date 2001 operating income increased $6.8 million (206%) over the comparable period in 2000.

The significant improvements in revenue and operating income reflect an improved product mix associated with new technology, which has also increased the Company's customer base.


FINANCIAL CONDITION & LIQUIDITY

Accounts receivable increased $4.0 million to $44.6 million at September 30, 2001, as compared to December 31, 2000. The increase was primarily due to increases in revenue from all business segments.

Inventories were $30.0 million at September 30, 2001, an increase of $2.8 million from year-end 2000. The increase in inventories is due to higher activity levels in the Downhole Completion Tools business.

Current liabilities increased $13.1 million to $33.8 million at September 30, 2001 from $20.7 million at December 31, 2000. The increase was primarily attributable to increased liabilities resulting from increased expenses incurred to support increased business activity.

Long-term debt decreased to $27.0 million at September 30, 2001 from $30.9 million at December 31, 2000. This decrease was the result of better utilization of working capital.

Capital spending for the first nine months amounted to $13.3 million. Spending for the year is expected to be approximately $18.8 million.

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

Date:  November 12, 2001                By: /s/ Steven J. Brading
     -------------------                   -----------------------------------
                                            Steven J. Brading
                                            Vice President & Chief Financial and
                                            Accounting Officer