Form 10-K405
period 2001-12-31
OSCA INC
filed 2002-03-04
CIK 1104325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

                      CLASS A COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of OSCA.

                        $127,626,635 AT FEBRUARY 15, 2002

Number of shares outstanding of each class of OSCA's Common Stock, as of the latest practicable date.

        6,946,353 SHARES OF CLASS A COMMON STOCK AT FEBRUARY 15, 2002 7,900,000 SHARES OF CLASS B COMMON STOCK AT FEBRUARY 15, 2002

Documents incorporated by reference.

DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A WHICH INVOLVES THE ELECTION OF DIRECTORS (PART III)

                                     PART I


ITEM 1. BUSINESS

GENERAL

         OSCA, Inc., a Delaware corporation, was founded in 1979. OSCA provides specialized oil and natural gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies, primarily in the Gulf of Mexico and in select international markets. OSCA's products and services help prepare the well for production and enhance the recovery of oil and natural gas.

         OSCA's products and services provide the following benefits to its customers:

     o lengthening well life by controlling the migration of indigenous sand into the well, which damages downhole and surface production equipment and causes the reservoir to degrade prematurely;

     o increasing well productivity by minimizing reservoir damage during the completion phase of the well installation process and by repairing reservoir damage incurred during the drilling phase;

     o increasing well flow rates by creating fractures in the reservoir and packing the fractures with gravel to prevent the migration of sand into the well, a process which the industry refers to as frac packing; and

     o enhancing well productivity by chemically stimulating the reservoir, allowing faster production and, potentially, increasing the total recovery of oil and natural gas.

         OSCA pioneered the use of high density clear brines for non-damaging completion and workover fluids applications, adding related fluid maintenance services to its product offerings in 1980. Throughout the 1980s and early 1990s, OSCA continued to expand its product and service offerings by entering the sand control and pressure pumping segments. OSCA entered the downhole gravel pack tool market by acquiring the assets of Completion Services, Inc. in July 1993 for cash. In 1997, OSCA expanded its pressure pumping capability by entering marine well services in order to provide its customers with the most advanced completion technology. At the same time OSCA added coil tubing services, an essential service for preparing and maintaining well production. Also in 1997, OSCA expanded the geographical markets in which it operates by engaging in marine well stimulation services and coiled tubing in the Gulf of Mexico. In March 1998, OSCA augmented its line of downhole completion tools through the acquisition of Cain Oil Tools, Inc. for cash. This acquisition provided OSCA with manufacturing capabilities to support its rapidly growing sand control tool line as well as expanding its tool products offering to include production tools for conventional well completions. OSCA completed construction of its downhole tools test facility in 1999. This facility accelerated OSCA's cycle of technology development, thus bringing new products to market and stimulating the growth rate for this business. Also in 1999, OSCA began operations from C-Port 1, in Port Fourchon, Louisiana, a world class completion fluid distribution facility. In January 2002, OSCA increased its presence in the East Texas and North Louisiana well stimulation market with the acquisition of substantially all of the assets of Ancor Services, Inc.

         On February 20, 2002, OSCA announced that it entered into a definitive merger agreement with BJ Services Company. BJ Services Company is a leading provider of pressure pumping and other oilfield services serving the petroleum industry worldwide. Under the terms of the agreement BJ Services will acquire all of the outstanding shares of OSCA for $28.00 per share in cash. A special committee of independent members of OSCA's Board reviewed the transaction on behalf of the public shareholders and recommended the transaction to the complete OSCA Board, which then unanimously approved the merger agreement. The transaction has a total equity value of approximately $420.0 million.

         Great Lakes Chemical Corporation, which owns approximately 53% of OSCA's Common Stock, has delivered its written stockholder consent approving the transaction with BJ Services. The Great Lakes consent constitutes sufficient action by OSCA stockholders to approve the transaction.

         The transaction is subject to regulatory approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act. OSCA will file with the Securities and Exchange Commission and mail to OSCA shareholders an information statement describing the transaction. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

OSCA'S STRATEGY

         OSCA focuses its products and services on well completion activities that assist its customers in optimizing the recovery of oil and natural gas. OSCA's strategy for future growth is to improve its market position by:

         o Focusing on Optimizing Reservoir Productivity. OSCA focuses its technology, products, services and resources on optimizing reservoir productivity, primarily through the completion of oil and natural gas wells. OSCA has developed products and services that can be readily modified to meet the needs of a well's particular characteristics. OSCA believes that focusing on well completions with adaptable products and services enables it to be more responsive to its customers' needs, thus allowing OSCA to compete effectively against larger and more diversified companies.

         o Targeting Deepwater Well Completion Opportunities. OSCA believes that strong demand exists for its specialized completion technology, products and services in numerous deepwater well completion markets. The deepwater Gulf of Mexico is currently one of the world's most attractive exploration and development areas due to its large reserve potential. OSCA believes that the number of deepwater development wells in the Gulf of Mexico will grow at a rate greater than that of shallow water wells. OSCA generates significantly more revenue per well on deepwater development wells due to their high completion fluid volume requirements and technically demanding nature. OSCA believes its deepwater completions experience and expertise will enable it to increase its market share and capitalize on growth opportunities in the deepwater Gulf of Mexico and to expand into international deepwater markets such as Brazil and West Africa.

         o Developing Advanced Completion Technologies. OSCA is committed to developing advanced completion technologies, products and services. OSCA has strengthened its competitive position in each of its businesses by working closely with customers to deliver solutions for specific operating environments. For example, OSCA uses its completion tools testing facility to simulate harsh downhole conditions similar to those experienced in the field. OSCA believes this facility is one of the newest and most advanced in the world and that it gives OSCA a competitive advantage in designing new downhole products and testing prototypes to prevent failures in the field.

         o Capitalizing on Cross-Selling Opportunities. OSCA has the opportunity to cross sell its products and services because each is often used in the well completion process and each is designed to enhance the other's performance. Developing solutions to challenging well conditions in one product line helps OSCA establish strong relationships with its clients, thereby creating a natural opportunity to cross sell its other products and services.

         o Pursuing Strategic Acquisitions. OSCA has made several strategic acquisitions that complement its product and service offerings and expand its geographic presence. OSCA's current strategy is to acquire advanced completion technologies and related products and services that will enhance OSCA's competitive position in markets it already serves and to provide access to new markets that require complex well completions. While OSCA continually evaluates strategic acquisition opportunities, OSCA currently has no agreements in place regarding future acquisitions.

INDUSTRY OVERVIEW

         Demand for well completion services is driven primarily by:

         o the levels of exploration and development activity for oil and natural gas in response to worldwide demand;

         o        the rate of discovery of new oil and natural gas fields;

         o the changing production profiles of existing fields, including deterioration of production rates due to reservoir degradation and depletion;

         o the characteristics of the reservoir which dictate the type of completion that is required.

         Generally, oil and natural gas companies reduce exploration and development activity during periods of weak oil prices and increase this activity during periods of strong prices. The extent to which the revenue of OSCA's industry increases also depends upon the success of the exploration and production efforts. In general, these revenue increases lag expansion of exploration and development capital budgets in times of recovery in the oil and natural gas industry. These lag times can be up to several quarters for offshore operations but are generally shorter for onshore operations.

         Well completion activity has historically been closely correlated with the count of active drilling rigs. However, in certain periods when drilling rig day rates are low, such as the second half of 1999, oil and natural gas companies may utilize relatively inexpensive drilling rigs to drill wells which they leave uncompleted until periods of higher commodity prices. As these wells are brought into production, demand for OSCA's services could exceed the historical correlation between drilling rig count and completions activity.

         Drilling activity is largely dependent on the prices of oil and natural gas. Oil service activity, in turn, is primarily driven by the number of oil and natural gas wells being drilled, the depth and drilling conditions of such wells, the number of well completions and the level of workover activity worldwide. This relationship was particularly evident during 1998 when oil prices fell below $11 per barrel. The price decline resulted in the lowest worldwide oilfield drilling activity levels in recent history. However, the recovery of oil prices to well above $20 per barrel during 1999 and the stability of these prices within this relative range throughout 2000 coupled with extremely strong prices for natural gas were the primary drivers in the increased drilling activity during 2000 and for most of 2001. Energy prices have declined in the second half of 2001 in response to a drop in demand related to the recent economic slowdown in the United States.

         Natural gas related drilling and remedial activity in the Gulf of Mexico was very active during 2000 and early 2001 as operators strived to meet growing demand in the United States. As a result of the economic slowdown described above, natural gas related drilling has also slowed in the second half of 2001.

         International drilling activity which reached record low levels during 1999 began to strengthen during the second half of 2000 and increased during 2001.

         The demand for products and services in OSCA's industry is impacted by changing production profiles in existing fields. Additionally, many new oil and natural gas fields exhibit reservoir characteristics that require more complex completion and stimulation services. Natural gas wells are generally higher pressured and require higher weight, higher cost completion fluids which result in natural gas wells being more profitable to OSCA than oil wells.

PRODUCTS AND SERVICES

         OSCA's products and services, which are available separately or as integrated systems, are offered through three business segments:

         o        Completion Fluids

         o        Completion Services

         o        Downhole Completion Tools

COMPLETION FLUIDS

         OSCA sells and recycles clear completion fluids and performs related fluid maintenance activities, such as filtration and reclamation. Completion fluids are used to control well pressure and facilitate other completion activities, while minimizing reservoir damage. OSCA provides standardized completion fluids as well as a broad line of specially formulated and customized completion fluids for high demand wells. Completion fluids represented $71.6 million, or 40.6%, of OSCA's net revenue and 34.8% of OSCA's operating income in 2001. For more financial information about OSCA's completion fluids business segment, see note 14 to OSCA's audited consolidated financial statements included elsewhere in this document.

         Completion fluids are clear brines of metallic salts, such as sodium, potassium and calcium chloride; sodium, calcium and zinc bromide; and sodium and potassium formate. All are available either as pure salt solutions or as combinations of these solutions for increased flexibility and greater cost-effectiveness. These fluids are solids-free, and therefore will not physically plug oil and natural gas reservoirs. In contrast, drilling mud, the fluid typically used during drilling and for some well completions, contains solids to achieve densities greater than water. These solids plug the reservoir, causing reservoir damage and restricting the flow of oil and natural gas into the well. When completion fluids are placed into a well, they typically become contaminated with solids that are left in the well after drilling mud is displaced. To remove these contaminants, OSCA deploys filtering equipment and technicians that work in conjunction with OSCA's on-site fluid engineers to maintain the solids-free condition of the completion fluids throughout the project. OSCA provides an entire range of completion fluids, as well as all support services needed to properly apply completion fluids in the field, including filtration, on-site engineering, additives and rental equipment.

         OSCA was one of the first companies to use high density clear fluids as non-damaging alternatives to solids-laden drilling mud for completion activities. OSCA supplies a full line of clear brine completion fluids and additives, with densities ranging from 8.4 to over 22.5 pounds per gallon. This range is important because each reservoir exhibits unique pressure characteristics and therefore requires completion fluids of appropriate density to control wellbore pressure.

THE C-PORT LOADING FACILITY

         OSCA is the exclusive on-site supplier of completion fluids at the C-Port 1 loading facility at Port Fourchon, Louisiana. This facility primarily services customers in the deepwater Gulf of Mexico. This nine-slip loading facility, which allows for simultaneous loading of fuel, completion fluids, supplies and water, saves exploration and production companies substantial time as compared to other loading facilities where each item must be loaded individually. This time savings is critical when drilling costs to these companies can be as much as $200,000 per day.

         OSCA owns and operates a fluids distribution plant on property leased at C-Port 1. OSCA's distribution plant represents an innovation in the preparation and delivery of completion fluids to our customers. OSCA is able to blend multiple fluids simultaneously, which enables it to service multiple customers. OSCA's integrated fluid reclamation equipment allows OSCA to recycle used fluids and prepare those fluids for reuse. OSCA's on-site technical services lab optimizes fluid formulations consisting of new and recycled fluids in order to minimize costs and provide the most beneficial fluid blends to its customers. OSCA's presence at the C-Port 1 facility has positioned it to supply completion fluids to many of the high profile projects in the Gulf of Mexico.

COMPLETION SERVICES

         OSCA provides marine well services, pressure pumping and coiled tubing services to perform frac packing, gravel packing and well stimulation. These services, which are offered in conjunction with OSCA's downhole completion tools and completion fluids, are either delivered directly by one of OSCA's marine well service vessels or provided using portable skid-mounted equipment that is placed at the well location, on the rig or platform. Completion services represented $51.5 million, or 29.3%, of OSCA's net revenue and 23.7% of OSCA's operating income in 2001. For more financial information about OSCA's completion services business segment, see note 14 to OSCA's audited consolidated financial statements included elsewhere in this document.

MARINE WELL SERVICES

         OSCA has three marine well service vessels:

         o        The OSCA Challenger,

         o        The OSCA Discovery and

         o        The Elkhorn River

         These vessels are capable of operating in harsh deepwater environments to provide sand control and well stimulation pressure pumping and completion fluid delivery services. OSCA's vessels are specifically designed for enhanced safety and operating efficiency and feature dynamic positioning. Dynamic positioning allows the vessel to maintain position without anchors through the use of onboard propulsion and satellite navigation systems. OSCA can provide well services either in shallow or deep water.

         These vessels are fitted with specifically designed equipment to improve operational efficiency and reduce logistical complexity and have the following features:

         o        computer controlled satellite navigation system;

         o up to 10,500 pumping hydraulic horsepower/50 barrels per minute capability;

         o        on-board quality assessment and quality control lab;

         o        the ability to service 5 to 10 wells per trip offshore; and

         o        the ability to work in up to 15 foot seas and 40 knot winds.

         OSCA's marine well service vessels are ideally suited for providing frac pack services. During frac packing, fluids are pumped into a well at pressures and flow rates high enough to create two opposing cracks from either side of the borehole in order to produce wide, conductive flow paths that penetrate deep into the oil and gas reservoir. Growing customer acceptance of frac packing technology has increased the market size for marine well services significantly since 1994.

SKID-MOUNTED PRESSURE PUMPING SERVICES

         OSCA's portable, skid-mounted pressure pumping equipment performs sand control and well stimulation services for both land-based and offshore customers. Soft or sandy reservoirs create production problems that restrict hydrocarbon flow and could eventually lead to a complete loss of production. Sand control pressure pumping forces gravel and its carrier fluid into the soft or sandy reservoir to act as a filter, in conjunction with downhole completion tools, to control the migration of sand into the well. Oil and natural gas are then free to move through the gravel and into the well to be recovered. Well stimulation treatment consists of pumping chemicals into the reservoir to stimulate productivity. OSCA's pressure pumping equipment is designed to be compact and versatile in order to meet customer requirements for a wide variety of well conditions.

COILED TUBING SERVICES

         Coiled tubing services involve the deployment of a continuous length of small diameter flexible steel pipe into wells to perform various applications and functions for in-well servicing operations. Coiled tubing is used to convey tools that manipulate downhole equipment during the initial completion of the well, to apply chemicals during the production phase that stimulate a well to higher production rates and to convey fluids through the wellbore at a rate sufficient to remove sand and debris from the well. Recent improvements in coiled tubing reliability have led to expanded use of coiled tubing in completion and stimulation operations.

         The principal advantages of employing coiled tubing include:

         o avoiding well shut-down during workover operations, reducing the risk of reservoir damage;

         o the ability to deploy and remove coiled tubing significantly faster than conventional drill pipe, which must be jointed and unjointed;

         o the ability to direct fluids into a well with more precision, allowing for localized stimulation treatments, well cleanout, scale removal and paraffin removal;

         o providing a conduit for the source of energy to power a downhole motor;

         o        faster manipulation of downhole completion tools; and

         o the smaller size and mobility of a coiled tubing unit enhances access to remote or offshore fields.

DOWNHOLE COMPLETION TOOLS

         OSCA focuses on designing, building and installing downhole completion tools that deploy gravel to control the migration of reservoir sand into the well and direct the flow of oil and natural gas into the production tubing. Downhole completion tools represented $53.0 million, or 30.1%, of OSCA's net revenue and 64.2% of OSCA's operating income in 2001. For more financial information about OSCA's downhole completion tools business segment, see note 14 to OSCA's audited consolidated financial statements included elsewhere in this document.

         OSCA's downhole sand control tools are sold as complete systems. OSCA customizes these systems based on each well's particular mechanical and reservoir characteristics. These may include downhole pressure, wellbore size and formation type. Many wells produce from more than one reservoir simultaneously. Depending on the customer's preference, OSCA has the ability to install tools that can either isolate one producing zone from another or integrate the production from multiple zones. Once the tools systems are designed and customized, each is inspected for quality assurance before it is delivered to the well location. OSCA's field specialists, working with the rig crews, deploy OSCA's tools in the well during the completion process.

         To further enhance reservoir optimization, OSCA has also developed the tools necessary to provide the operator with "intelligent completion" capabilities. This includes the ability to selectively control flow from multiple reservoirs in the same wellbore from a remote activation site on surface. In addition, through joint agreements with operators OSCA may also provide the equipment necessary to monitor downhole parameters such as temperature, pressure and reservoir flow to allow optimization of well productivity. These features are important in today's deepwater subsea completion environments.

         In addition to tools that are designed to control sand migration, OSCA also provides downhole completion tools that are generally used in conventional completions in reservoirs that do not require sand control. These tools include production packers and other service tools that OSCA can deliver through its distribution networks located in key domestic markets and select international markets. This product line is primarily targeted toward the U.S. onshore market, although markets outside the U.S., such as Latin America, are now providing opportunities for market expansion.

INTERNATIONAL OPERATIONS

         OSCA operates in many of the major international oil and natural gas producing sectors of Central and South America and Europe. OSCA generally provides products and services to its international customers through wholly owned foreign subsidiaries located in Venezuela, Brazil, Mexico, Scotland, Italy and Norway. OSCA seeks to operate in those areas where it can achieve and maintain a significant market share position and earn attractive returns on our investment. For example, in the first quarter of 2000, OSCA was able to leverage its experience in the Gulf of Mexico to commence activities off the coast of Brazil. In the future, OSCA anticipates expanding its international operations to include West Africa. OSCA's international operations represented $28.2 million, or 16.0%, of OSCA's net revenue in 2001. For more financial information on OSCA's international operations, see note 14 to OSCA's audited consolidated financial statements included elsewhere in this document.

CUSTOMERS AND MARKETING

         OSCA's customers include major oil companies and international and domestic independent exploration and production companies, including foreign state-owned oil and gas enterprises. In 2001, Chevron USA, Inc. accounted for approximately 10% of OSCA's net revenue. In 2000, Houston Exploration accounted for approximately 7% of OSCA's net revenue. In addition, OSCA's top fifteen customers accounted for approximately 59% of its net revenue in 2001 and 52% of its net revenue in 2000.

         OSCA devotes a considerable portion of its marketing time and effort to develop and maintain key customers. In some cases, OSCA provides one or more of its engineers to work with customers at their locations. This cooperative effort promotes long-term relationships with customers who look to OSCA for assistance with their demanding projects and schedules.

         OSCA markets its oilfield products and services primarily through its direct sales force located in 10 sales offices throughout the world. OSCA also uses designated agents and distributors in nearly every major oil and natural gas producing region in the world. International markets OSCA serves include the U.K. and Norwegian sectors of the North Sea, Mexico, Venezuela, Brazil, Italy, the Asia Pacific, the Middle East, North Africa and West Africa.

TECHNOLOGY AND NEW PRODUCT DEVELOPMENT

         OSCA has historically been a leader in the development of completion technology. OSCA's recent inventions and innovations in fluids technology include:

         o InsulGel(TM) insulating packer fluids, which maintain heat in wells to reduce paraffin and hydrate problems;

         o NoCal HTLC(TM), a non-corrosive packer fluid for severe environments;

         o PAC-Valve, a pressure actuated downhole control valve that can be activated from the surface as opposed to requiring mechanical activation using downhole well intervention equipment;

         o OSCA's SMART Technology, an intelligent completion system that allows the customer to selectively flow, via hydraulic activation, producing reservoirs of choice; and

         o Wellclean system, a suite of mechanical wellbore tools that enhances and completes the cleanup.

         OSCA's technologically advanced products enable it to promote the sale of other related products and services.

         OSCA's research and development facilities are staffed with experts in completion and workover fluids and include a complete fluid technical service lab. In April 1999, OSCA completed construction of a downhole tool research facility in Houston, Texas. This facility provides for critical interaction with customers in the engineering, manufacturing and testing of tools. OSCA measures the impact of different raw materials, operating conditions and design specifications in determining optimal tool configuration. Since OSCA's tools are often installed miles below the earth's surface, it is critical that potential design flaws be diagnosed and prevented prior to installation. In order to move technology from OSCA's research and development facilities to the field, OSCA's applications engineering group works with sales, R&D, operations and customers to integrate OSCA's products and services into comprehensive well completion programs.

         OSCA's product development strategy is driven by a structured evaluation and screening process. OSCA's selection process focuses on practical solutions to current and near-term customer problems. OSCA involves its customers early in each development project to promote, maintain and assess their interest in the project. OSCA screens projects for commercial viability and fund only those which it believes to be likely candidates for commercial success.

         OSCA has a policy of seeking patents on new products, processes or improvements when patent protection has a significant commercial benefit. OSCA does not believe any individual patent is of material importance to its business as a whole or that the success of its business is dependent upon its patent portfolio.

COMPETITION

         OSCA's principal competitors in completion fluids are Baroid Corporation, a subsidiary of Halliburton Company; M-I LLC, a joint venture of Smith International, Inc. and Schlumberger Limited; and Tetra Technologies, Inc. OSCA's principal competitors in pressure pumping services and sand control tools are Halliburton Energy Services, a division of Halliburton Company; Schlumberger Limited; Baker Hughes Incorporated; and BJ Services Company.

         OSCA believes that the three principal bases of competition in our industry are service record, reputation and pricing.

SUPPLIERS

         In the past, OSCA purchased nearly all of the brominated chemicals it required to support its completion fluids business from Great Lakes. At the time of the IPO, OSCA entered into a brominated products supply agreement with Great Lakes. Under this agreement, Great Lakes has committed to provide OSCA with all or substantially all of OSCA's requirements for brominated products, subject to a cap. OSCA has committed to purchase at least 80% of its requirements for these products from Great Lakes, subject to a minimum. The price will be determined based on Great Lakes' cost plus a margin; however, during contract years three, four and five and beyond, if OSCA is able to negotiate a lower price from a third party supplier, Great Lakes must either meet that price or release OSCA from 40%, 60% and 100%, respectively, of its annual requirements. For more financial information on OSCA's related party transactions, see note 3 to OSCA's audit consolidated financial statements included elsewhere in the document.

         Principal materials utilized in the sand control pressure pumping business include frac pack gravel and various acids and chemical additives. Generally, these items are available from several suppliers, and OSCA utilizes more than one supplier for each item.

EMPLOYEES

         At February 15, 2002, OSCA had approximately 570 employees, 450 of which were based in the United States. None of OSCA's employees are covered by collective bargaining agreements. OSCA believes that its employee relations are good.

OPERATING HAZARDS AND INSURANCE

         OSCA's operations are subject to the risks inherent in manufacturing products, providing services in the oil and natural gas industry, storing, handling and transporting hazardous substances in bulk and operating in the marine environment. These risks include:

         o        personal injury and loss of life,

         o        business interruptions,

         o        loss of production,

         o        property and equipment damage and

         o        contamination of and damage to the environment.

         Damages arising from an occurrence at locations where OSCA presently operates or has in the past operated may result in the assertion of potentially large claims against OSCA or the imposition of other obligations of significant cost.

         OSCA maintains a comprehensive insurance package covering its assets and operations, including product liability and workers' compensation insurance, at levels that OSCA believes to be appropriate. This insurance is subject to deductibles, amounts of self-insurance retention per occurrence and some exclusions to coverage.

ENVIRONMENTAL MATTERS

         OSCA is subject to federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries in which it does business. These regulations govern, among other things, the storage, handling and transportation of hazardous materials in connection with OSCA's vessels and manufacturing operations and its well completion services. These laws include the U.S. Comprehensive Environmental Response, Compensation and Liability Act, also known as the "Superfund" law, and the U.S. Oil Pollution Act, both of which impose liability without regard to fault on anyone who has contributed to the release of hazardous substances or oil into the environment.

         Through the routine course of providing its services, OSCA handles, stores and transports bulk quantities of hazardous materials. Accordingly, if leaks or spills of hazardous materials occur from OSCA's facilities, vessels or otherwise in connection with its operations, OSCA may be responsible under applicable environmental laws for the costs of investigating and remediating any resulting contamination of, or damage to, the environment. OSCA has implemented and continues to implement various procedures to assure compliance with environmental regulations, including procedures for the handling and disposal of hazardous materials, which are designed to minimize the occurrence of spills or leaks of these materials. Under the direction of the State of Louisiana Department of Environmental Quality, OSCA is investigating a July 1998 release of zinc bromide solution from one of OSCA's facilities. Because the matter is still under review by the State of Louisiana, OSCA cannot yet determine what corrective action, if any, may be required.

ITEM 2. PROPERTIES

         OSCA has operations worldwide including its corporate headquarters facilities in Lafayette, Louisiana. OSCA has 10 sales offices, including 3 in the United States and 7 in the international regions that OSCA serves. Distribution and logistics are provided through 21 distribution sites, with 11 in the United States and 10 in key international locations. The facility in Geismar, Louisiana is a combined manufacturing and distribution site.

DISTRIBUTION FACILITIES

         OSCA's U.S. distribution facilities are located in the Gulf Coast region, in close proximity to both product supplies and customer concentrations. OSCA's fluids distribution facilities are staffed with experienced personnel and offer storage, blending and reclamation services for all completion fluid systems. Each plant is either owned or leased under agreements that expire between 2002 and 2008.

         OSCA operates distribution facilities in the following locations:

                  DOMESTIC                          INTERNATIONAL
                  Cameron, Louisiana                Anaco, Venezuela*
                  Port Fourchon, Louisiana          Lagonelas, Venezuela
                  Geismar, Louisiana*               Cabimas, Venezuela
                  Intracoastal City, Louisiana      Punta de Mata, Venezuela
                  Lafayette, Louisiana*             Aberdeen, Scotland
                  Venice, Louisiana                 Peterhead, Scotland
                  Aransas Pass, Texas               Macae, Brazil
                  Galveston, Texas*                 Ravenna, Italy
                  Corpus Christi, Texas             Paraiso, Mexico
                  Edinburgh, Texas                  Villahermosa, Mexico
                  Rio Hondo, Texas

                  * facilities owned by OSCA

MANUFACTURING PLANT--GEISMAR, LOUISIANA

         OSCA operates a calcium chloride manufacturing plant in Geismar, Louisiana. This facility neutralizes hydrochloric acid with calcium carbonate, generating industrial strength, technical grade and food grade calcium chloride. The plant's capacity is 720,000 barrels per year, supplying 100% of OSCA's domestic oilfield needs and part of its international requirements. Additionally, the Geismar facility distributes calcium chloride to industrial and food industry customers throughout the United States.

OIL TOOLS FACILITY--MANSFIELD, TEXAS

         This 37,000 square foot facility houses manufacturing for OSCA's downhole completion tools and a significant portion its sand control tools. The facility employs machinists, quality control personnel and sales and support staff. In addition, this facility supports and distributes a full line of mechanical and hydraulic set packer equipment to supply the non-sand control completion and workover markets. OSCA leases this facility under an agreement that expires on January 1, 2003.

OTHER FACILITIES

         OSCA also conducts land completion services from leased locations in Kilgore and Corpus Christi, Texas.

ITEM 3. LEGAL PROCEEDINGS

         On September 18, 2000, OSCA was served with notice that a lawsuit was filed against it and other named defendants on September 1, 2000 in the District Court of Harris County, Texas. The action is brought by certain underwriting syndicates of Lloyd's of London who claim to be subrogated to the claim of their insureds, Newfield Exploration Company, Apache Oil Corporation, Continental Land & Fur, and Fidelity Oil ("Plaintiffs"). The other defendants include High Pressure Integrity, Inc. and Chalmers, Collins & Alwell, Inc. On September 8, 2000, OSCA filed a lawsuit against the Plaintiffs and the other defendants in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division. Other actions have also been filed in connection with the same circumstances. All actions have now been consolidated into one proceeding in the United States District Court, Southern District of Texas.

         The lawsuits relate to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which OSCA and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek damages, interest and other costs in the approximate amount of $21.4 million, alleging that OSCA and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. OSCA alleges negligence against the Plaintiffs and other defendants and seeks damages, interest, costs and general and equitable relief. OSCA has amended its complaint to include Cardinal Wireline Service, who was performing wireline operations aboard the platform immediately before the blowout. OSCA has also filed a third party demand against its underwriters and insurance broker in support of coverage of claims asserted against OSCA in the Newfield matter.

         OSCA has denied that it breached its contract or was negligent and intends to vigorously defend itself and to prosecute the merits of its claims. Mediation has been set in the combined lawsuits for March 5, 2002, and a trial date of March 14, 2002 has been set. On February 22, 2002, the court issued preliminary rulings in the case, one of which was partial summary judgment in favor of Newfield and against OSCA on the issue of breach of contract, and one of which was a dismissal of OSCA's claims against Cardinal Wireline Service. The court specifically stated, and OSCA believes, that this ruling is not dispositive as to whether OSCA's actions caused the blowout and whether OSCA is therefore liable for damages to Newfield. OSCA intends to defend the case vigorously. While it is not possible to predict the outcome of legal actions brought by or against OSCA, management is unable to determine whether the outcome of the legal actions will have a material adverse effect on the results of operations in any particular period. However, management does not believe that the outcome will have a material adverse effect on OSCA's consolidated financial position or liquidity.

         OSCA is also a party to various routine legal proceedings. These primarily involve commercial claims, products liability claims, personal injury claims and workers' compensation claims. OSCA cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, OSCA believes that the outcome of all of these proceedings, even if determined adversely, would not have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of OSCA during the fourth quarter of the year ended December 31, 2001.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Class A Common Stock of OSCA has traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") under the symbol "OSCA" since its initial public offering on June 15, 2000. As of February 15, 2002, there were approximately 7 holders of record of OSCA's Class A Common Stock.

         The following table sets forth for the periods indicated the high and low closing prices per share of the OSCA's Class A Common Stock.

                                                                  HIGH           LOW
                                                                 ------         ------
2000:
     Second Quarter, commencing June 15, 2000                    $18.63         $16.25
     Third Quarter                                                18.00          11.00
     Fourth Quarter                                               17.00          10.88

2001:
     First Quarter                                               $25.56         $14.56
     Second Quarter                                               29.76          16.75
     Third Quarter                                                21.05          12.56
     Fourth Quarter                                               22.65          14.05

         OSCA has not paid cash dividends on its Class A Common Stock. OSCA currently intends to retain earnings to finance the development of its business and does not expect to pay cash dividends in the foreseeable future.

         To date, there has been no public market for the Class B Common Stock of OSCA. OSCA paid a cash dividend of approximately $8.2 million to its sole Class B shareholder in 2000 as a result of the IPO. All of the Class B Common Stock is held by Great Lakes, see note 9 to OSCA's audited consolidated financial statements included elsewhere in this document.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth the selected historical financial data for the periods and as of the dates presented. The statement of operations data for each of the years in the five-year period ended December 31, 2001 and the balance sheet data at December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from the consolidated financial statements and notes thereto, some of which are included elsewhere in this Form 10-K, and have been audited by Ernst & Young LLP, independent auditors. The historical consolidated statement of operations data set forth below has been adjusted to reflect many significant changes that occurred in the operations and funding of OSCA as a result of its separation from Great Lakes in June 2000. The selected financial data should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. The financial information presented below may not be indicative of future performance and does not necessarily reflect what the financial position and results of operations would have been had OSCA operated as a separate, stand-alone entity during the periods presented.

                                                                  YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                             1997           1998           1999           2000           2001
                                           ---------      ---------      ---------      ---------      ---------
                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net revenue                                $ 112,739      $ 113,369      $  91,938      $ 131,961      $ 176,021
Operating expenses:
   Cost of goods sold and services            78,026         88,800         74,635         98,224        134,620
   Selling, general and admin.                16,515         19,271         18,153         21,391         23,203
   Amortization of intangibles                   251            370            432            397            453
   Special charges (credit)(1)                    --         13,350         (2,550)          (688)            --
                                           ---------      ---------      ---------      ---------      ---------
Operating income (loss)                       17,947         (8,422)         1,268         12,637         17,745
Interest expense (income), net                  (191)          (137)          (114)           985          1,227
Other expense (income), net                      (16)           538           (724)             2            786
                                           ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes             18,154         (8,823)         2,106         11,650         15,732
Income tax provision (benefit)                 6,727         (1,943)         1,284          4,434          6,012
                                           ---------      ---------      ---------      ---------      ---------
Net income (loss)                          $  11,427      $  (6,880)     $     822      $   7,216      $   9,720
                                           =========      =========      =========      =========      =========
Diluted earnings (loss) per share(2)       $    1.36      $    (.82)     $     .10      $     .61      $     .65
                                           =========      =========      =========      =========      =========

Weighted-average shares outstanding(2)         8,400          8,400          8,400         11,827         14,909

OTHER DATA:
Depreciation and amortization              $   4,355      $   6,053      $   7,312      $   8,257      $   9,152
Capital expenditures                          18,913         24,140          5,873          4,407         19,765

                                                                AS OF DECEMBER 31,
                                     ------------------------------------------------------------------
BALANCE SHEET DATA:                     1997         1998           1999           2000         2001
                                     ---------     ---------     ---------      ---------     ---------
                                                               (in thousands)
Working capital (deficit)            $  48,937     $  44,411     $ (29,480)     $  53,843     $  51,139
Property and equipment, net             34,085        46,054        46,928         41,759        51,256
Total assets                           100,179       120,044       101,687        124,306       137,786
Total debt(3)                           34,178        53,310       109,113         31,214        27,236
Total stockholders' equity
(deficit)/Great Lakes Investment        54,928        47,724       (19,930)        68,721        78,590

(1) In 1998, OSCA incurred special charges of $13.4 million related to asset impairments, write-down of the carrying value of an asset to be disposed of for fair value, severance costs, lease costs and other related charges. In 1999, OSCA recognized a credit to special charges of $2.5 million for an upward adjustment of the carrying value of an asset held for disposal which was impaired in 1998. In 2000, OSCA recognized a credit to special charges of $0.7 million for an adjustment to lease costs. See note 4 and Schedule II to OSCA's audited consolidated financial statements included elsewhere in this document.

(2) Diluted earnings per share and the weighted average shares outstanding prior to 2000 include only the Class B Common Stock and have been restated to the number of shares that were converted at the recapitalization in December 1999.

(3) Total debt for 1997 through 1999 includes all notes payable and outstanding payables to Great Lakes. Total debt since 2000 includes all notes payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION

         The discussion and analysis of OSCA's financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes, which appear elsewhere in this Form 10-K.

         Since 1982, OSCA's business operations have been conducted by various entities owned directly or indirectly by Great Lakes. In order to accomplish OSCA's IPO and to appropriately reflect the businesses to be included in the IPO, Great Lakes transferred certain foreign subsidiaries previously owned by Great Lakes to OSCA. This transfer was completed in December 1999 and resulted in OSCA's direct ownership of those subsidiaries. Accordingly, financial information for 1999 is presented on a consolidated basis. The financial information for the periods prior to the transfer are presented on a combined basis.

         The accompanying financial statements prior to the IPO reflect the historical financial position, results of operations, changes in stockholder's equity (deficit) and cash flows directly related to OSCA, adjusted to include only those parts of the business which remained part of OSCA after the IPO. These adjustments, which were made to the historical accounting records of OSCA, consist primarily of the "carve-out" or elimination of the assets, liabilities and results of operations of two businesses owned by OSCA. These two businesses consisted of an environmental remediation services business owned by OSCA and OSCA's 50% ownership interest in a joint venture formed to provide pipeline commissioning and infrastructure support services primarily in the Gulf of Mexico.

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

         These financial statements have been prepared from OSCA's and Great Lakes' historical accounting records and include the historical operations of entities directly owned by OSCA and operations transferred to OSCA by Great Lakes in December 1999. Accordingly, Great Lakes' net investment is shown in lieu of stockholders' equity (deficit) in the financial statements prior to the transfer.

         The statements of operations prior to the IPO include all material costs of doing business including costs related to services provided to OSCA by Great Lakes. Charges for such services are based on a number of factors including actual and allocated charges. These charges are not necessarily indicative of the costs and expenses that would have resulted if OSCA had been operated as a separate entity prior to the IPO.

         OSCA is organized into three global business segments: Completion Fluids, Completion Services and Downhole Completion Tools. The units are organized to offer a distinct group of products, technology and services.

FACTORS AFFECTING RESULTS OF OPERATIONS

         Demand for OSCA's services depends primarily on activity in the oil and natural gas exploration and production industry in the Gulf of Mexico and in select international markets. This activity is driven mostly by current and expected market prices for oil and natural gas and by the exploration and production budgets of OSCA's principal customers. These factors are largely dependent on global and regional levels of energy supply and demand. Generally, increasing energy demand and commodity prices generate increased exploration and production activity, which translates to greater demand for OSCA's services. Conversely, in periods of falling energy demand and commodity prices, demand for OSCA's services generally declines. Historically, changes in the budgets and activity levels of exploration and production companies have lagged significant movements in oil and natural gas prices.

         The effect of lower oil prices was evident during the second half of 1998 and first half of 1999 when the oil and natural gas industry experienced a significant downturn. Oil prices declined to their lowest level in over 12 years. This decline resulted in oil and natural gas companies canceling or deferring a significant portion of their exploration and development activities, which led to reduced demand for OSCA's products and services and increased pricing pressure.

         Oil and natural gas prices substantially recovered in the second half of 1999. In the second half of 1999, exploration and production activity began to recover and gradually increased throughout 2000 in the Gulf of Mexico. Oil and natural gas prices remained at high levels through early 2001 and drove increases in drilling activity in the Gulf of Mexico and other oil and natural gas producing regions of the world. Due primarily to cutbacks in demand related to recent U.S. economic slowdown, energy prices declined in the second half of 2001 and drilling activity has slowed.

         Merger activity among both major and independent oil and natural gas companies also affects exploration, development and production activity, as these organizations attempt to increase efficiency and reduce costs. Generally, only the more promising exploration and development projects from each merged entity are likely to be pursued, which may result in overall lower post merger exploration and development budgets.

         The main drivers of OSCA's revenue are the number of wells completed in the Gulf of Mexico and, to a lesser degree, activity in select international markets such as Brazil, Venezuela and the North Sea. These drivers are dependent on the factors and dynamics described above.

         The main components of OSCA's operating expenses are cost of goods sold and services and selling, general and administrative expenses. Each of these expense items includes expenses that, at least in the short term, are relatively fixed. Therefore, as OSCA's revenues fluctuate in response to the factors and dynamics described above, its expenses as a percentage of revenues fluctuate accordingly. During the last industry downturn, in 1998 and 1999, OSCA elected to maintain, and in some instances expand, its productive and sales capacity to prepare it for the next industry expansion, and as a result its expenses increased significantly as a percentage of revenues. This effect reversed itself in 2000 as OSCA's revenues increased as a result of increased industry activity.

SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. See Note 2 to OSCA's audited consolidated financial statements included elsewhere in this document for a summary of the significant accounting policies and methods used in the preparation of the financial statements. The following is a brief discussion of the more significant accounting policies and methods used by OSCA.

GENERAL

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to inventories, deferred income taxes, and allowances for doubtful accounts. Actual amounts could differ significantly from these estimates. Other significant accounting issues relate to foreign currency and related parties.

INVENTORIES

         OSCA values its inventory at the lower of cost or market. OSCA also provides a reserve for slow moving and obsolete items. The reserve is based on a review of items which have not moved for a certain length of time and management's estimate of what may be obsolete. The reserve was $1.3 million at December 31, 2001. If market value decreases or usage decreases, OSCA's estimate of the carrying value of inventory could be reduced by a material amount.

DEFERRED INCOME TAXES

         OSCA has deferred tax assets related to net operating losses generated in foreign countries. OSCA's accounting policy is to record valuation allowances when it is more likely than not that a tax benefit will not be realized. At December 31, 2001, OSCA had deferred tax assets related to foreign net operating losses of $1.2 million and a valuation allowance of $0.8 million to offset those assets. The valuation allowance offsets a portion of the net operating losses generated in Mexico and Venezuela. If OSCA's estimate of recoverability is incorrect an additional $0.3 million of a valuation allowance would be required.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         OSCA evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where OSCA is aware of a specific customer's inability to meet its financial obligations to OSCA (e.g., bankruptcy filings, substantial downgrading of credit scores), OSCA will record a specific reserve for bad debts to reduce the receivable to the amount OSCA reasonably believes will be collected. For all other customers, OSCA records reserves for bad debts based on .5% of accounts receivables. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), OSCA's estimate of the recoverability of amounts due could be reduced by a material amount.

FOREIGN CURRENCY

         OSCA generates a significant portion of its revenues and corresponding accounts receivable through sales denominated in currencies other than the U.S. dollar. Historically, the foreign currency gains and losses on these transactions have not been significant, and OSCA has determined that foreign currency derivative products are generally not required to hedge its exposure. If there were a significant decline in exchange rates, the U.S. dollar equivalents OSCA would receive from its customers could be materially less than the reported amount.

RELATED PARTIES

         OSCA has had significant transactions in the past with Great Lakes and Great Lakes remains a major supplier of some of the products used in OSCA's operations. Great Lakes also guarantees OSCA's obligations under its $40.0 million credit facility. See notes 3 and 9 to OSCA's audited consolidated financial statements included elsewhere in this document for a more complete description of the relationship.

RESULTS OF OPERATIONS

         The following table summarizes our historical results of operations as a percentage of net revenue for the periods indicated. The historical financial data for 1999, 2000 and 2001 were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The information contained in this table should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

                                             YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                          1999         2000         2001
                                         ------       ------       ------
STATEMENT OF INCOME DATA:
Net revenue                               100.0%       100.0%       100.0%
Operating expenses:
   Cost of goods sold and services         81.2         74.4         76.5
   Selling, general & administrative       19.7         16.2         13.2
   Amortization of intangibles              0.5          0.3          0.2
   Special charges (credit)                (2.8)        (0.5)          --
                                         ------       ------       ------
      Total operating expenses             98.6         90.4         89.9
Operating income                            1.4          9.6         10.1
Interest expense (income), net             (0.1)         0.8          0.7
Other expense (income), net                (0.8)         0.0          0.5
                                         ------       ------       ------
Income before income taxes                  2.3          8.8          8.9
Income tax provision                        1.4          3.3          3.4
                                         ------       ------       ------
Net income                                  0.9%         5.5%         5.5%
                                         ======       ======       ======

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

         Net Revenue. Revenues by business segment are as follows:

                                   YEARS ENDED                %
                                   DECEMBER 31,            INCREASE
                              ---------------------        --------
                                2000         2001
                              --------     --------
                                   (in thousands)
Completion Fluids             $ 55,168     $ 71,551         29.7
Completion Services             43,511       51,500         18.4
Downhole Completion Tools       33,282       52,970         59.2
                              --------     --------
                              $131,961     $176,021         33.4
                              ========     ========

         Revenues in all segments increased due to favorable market conditions for most of 2001. Worldwide drilling activities continued to improve early in 2001, particularly in the Gulf of Mexico, as a result of stable oil prices for most of 2001. Prices for oil fell off in the fourth quarter of 2001 and consequently, so did drilling activity.

         The Completion Services segment had a lower percentage increase than the other two segments as the completion services were more affected by the fourth quarter industry decline. The Downhole Completion Tool segment had a higher percentage increase due to market penetration primarily attributable to the successful introduction of several products.

         Cost of goods sold and services. Cost of goods sold and services by business segment are as follows:

                                   YEARS ENDED             %
                                   DECEMBER 31,         INCREASE
                              ----------------------    --------
                                2000         2001
                              --------     --------
                                  (in thousands)
Completion Fluids             $ 42,369     $ 58,295       37.6
Completion Services             33,427       42,331       26.6
Downhole Completion Tools       22,428       33,994       51.6
                              --------     --------

                              $ 98,224     $134,620       37.1
                              ========     ========

         The increase in cost of goods sold and services correlates with the increase in revenue.

         Selling, General and Administrative. Selling, general and administrative expense increased $1.8 million, or 8.5%, to $23.2 million for the year ended 2001 compared to $21.4 million for the year ended December 31, 2000. The increase was mainly due to the growth of OSCA's workforce in response to greater industry activity. Selling, general and administrative expense decreased as a percentage of net revenue primarily due to higher net revenue that was able to be leveraged on the fixed portion of these expenses.

         Operating Income. As a result of the foregoing, operating income increased $5.1 million to $17.7 million for the year ended December 31, 2001 compared to $12.6 million for the prior year. Operating income by segment is as follows:

                                                             %
                                    YEARS ENDED           INCREASE
                                    DECEMBER 31,         (DECREASE)
                              ----------------------     ----------
                                2000          2001
                              --------      --------
                                  (in thousands)
Completion Fluids             $  5,606      $  6,176        10.2
Completion Services              6,262         4,210       (32.8)
Downhole Completion Tools        4,125        11,397       176.3
Corporate and Other             (3,356)       (4,038)      (20.3)
                              --------      --------

                              $ 12,637      $ 17,745        40.4
                              ========      ========

         Interest Expense (Income), Net. Net interest expense increased $0.2 million for the year ended December 31, 2001 compared to the prior year primarily due to an increase in average outstanding debt offset by a decrease in the interest rate. Average debt outstanding for the year ended December 31, 2000 was $17.4 million compared to $27.3 million for the year ended December 31, 2001.

         Income Tax Provision. The income tax provision for the year ended December 31, 2001 was $6.0 million, resulting in an effective tax rate of 38.2%, while in 2000 it was $4.4 million, resulting in an effective tax rate of 38.1%.

         Net Income. Net income for the year ended December 31, 2001 increased $2.5 million to $9.7 million from $7.2 million for the year ended December 31, 2000 reflecting the factors discussed above.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

         Net Revenues. Revenues by business segment are as follows:

                                   YEARS ENDED             %
                                   DECEMBER 31,        INCREASE
                              ---------------------    --------
                                1999         2000
                              --------     --------
                                 (in thousands)
Completion Fluids             $ 50,621     $ 55,168        9.0
Completion Services             25,666       43,511       69.5
Downhole Completion Tools       15,651       33,282      112.7
                              --------     --------
                              $ 91,938     $131,961       43.5
                              ========     ========

         All segments experienced an increase in revenue which was primarily attributable to an increase in oil and natural gas prices that resulted in an increase in worldwide drilling activities, particularly in the Gulf of Mexico. In addition, the Downhole Completion Tool segment benefited from increased market penetration which was primarily attributable to the successful introduction of several new products.

         Cost of Goods Sold and Services. Cost of goods sold and services for the year ended December 31, 2000 increased $23.6 million, or 31.6%, to $98.2 million from $74.6 million for the year ended December 31, 1999. However, as a percentage of revenue, cost of goods sold and services decreased mainly due to price increases for products and services and a more favorable product mix.

         Selling, General and Administrative. Selling, general and administrative expense increased $3.2 million, or 17.6%, to $21.4 million for 2000 compared to $18.2 million for 1999. The increase was mainly due to the growth of OSCA's workforce in response to greater industry activity. Selling, general and administrative expense decreased as a percentage of net revenue primarily due to higher net revenue that was able to be leveraged on the fixed portion of these expenses.

         Special Charges (Credit). Of the lease costs included in the special charges originally recorded in the year ended December 31, 1998, approximately $0.7 million was reversed in 2000. This reversal relates to a time period during the year when the vessel being leased was in operation and those lease costs were charged to OSCA's operating expenses rather than against the reserve. Additional information regarding the special charges (credit) is provided in
Note 4 to OSCA's audited consolidated financial statements included elsewhere in this document.

         Operating Income. As a result of the foregoing, operating income increased $11.3 million to $12.6 million for the year ended December 31, 2000 compared to $1.3 million for the year ended December 31, 1999. Operating income by segment is as follows:

                                     YEARS ENDED            %
                                     DECEMBER 31,        INCREASE
                              ----------------------     --------
                                1999          2000
                              --------      --------
                                   (in thousands)
Completion Fluids             $  5,046      $  5,606        11.1
Completion Services               (696)        6,262       999.7
Downhole Completion Tools          621         4,125       564.3
Corporate and Other             (3,703)       (3,356)        9.4
                              --------      --------
                              $  1,268      $ 12,637       896.6
                              ========      ========

         Interest Expense (Income), Net. Net interest expense increased $1.1 million for the year ended December 31, 2000 compared to the prior year primarily as a result of interest expense on OSCA's revolving credit facility incurred in conjunction with the IPO.

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

         Net Income. Net income for the year ended December 31, 2000 increased $6.4 million to $7.2 million from $0.8 million for the year ended December 31, 1999 reflecting the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         OSCA's primary uses for cash are working capital, capital expenditures and acquisitions. Historically, OSCA's cash sources have been provided by operations and prior to the IPO, provided by intercompany borrowings from Great Lakes. To the extent OSCA's future cash requirements exceed the cash provided by operations, OSCA will fund those requirements through debt or equity financing activities.

         OSCA's working capital at December 31, 2001 was $51.1 million compared to $53.8 million at December 31, 2000. The decrease is attributable to OSCA's investment of current assets into property and equipment and to reduce long-term debt.

         OSCA's operations for the year ended December 31, 2001 provided net cash of $27.1 million which was primarily utilized for capital expenditures. Capital expenditures for the year ended December 31, 2001 were $19.8 million. In addition to capital expenditures, OSCA used the cash provided from operations to reduce long-term debt approximately $4.0 million in 2001. OSCA's cash at December 31, 2001 was $8.5 million compared to $3.6 million at December 31, 2000.

         In 2000, OSCA's primary use of funds was for the payment of dividends and amounts due to Great Lakes. OSCA's primary source of cash in 2000 was the proceeds of the IPO and the revolving credit facility.

         The revolving credit facility bears interest at a floating rate (LIBOR plus an applicable margin) and provides for up to $40.0 million of borrowings in the United States, subject to borrowing base limitations. In conjunction with the IPO, OSCA borrowed $31.0 million under the revolving credit facility. The proceeds from those borrowings were used to repay indebtedness owed to Great Lakes. Borrowings under the revolving credit facility mature in 2003. The revolving credit facility is guaranteed by Great Lakes, so long as Great Lakes maintains a controlling interest in OSCA. OSCA pays Great Lakes an annual fee equal to 0.15% of the committed amount under the revolving credit facility for this guarantee. At February 18, 2002, $32.0 million was outstanding under this facility.

         As of December 31, 2001, OSCA had the following contractual cash obligations:

                                                       PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------
                                                  Less than      1-3         4-5      After 5
                                        Total       1 year      years       years      years
                                       -------    ---------    -------     -------    -------
Long Term Debt                         $27,236     $   118     $27,118     $    --     $ --
Operating Leases                         7,594       5,212       1,964         418       --
Capital Expenditure Commitments         10,860      10,860          --          --       --
                                       -------     -------     -------     -------     ----
Total Contractual Cash Obligations     $45,690     $16,190     $29,082     $   418     $ --
                                       =======     =======     =======     =======     ====

         OSCA estimates that cash generated from operations in 2002 and borrowings from the revolving credit facility will be sufficient to meet its cash operating requirements. OSCA expects total capital expenditures in 2002 to be approximately $19.1 million.

         If OSCA should decide to pursue additional acquisition opportunities during 2002 besides the Ancor Services acquisition, OSCA's ability to finance any such acquisitions will be a critical element of its analysis. Pursuant to OSCA's revolving credit facility, OSCA has agreed to limit the amount of equity it may issue, or debt it may incur, which may make it more difficult to pursue strategic acquisitions. OSCA may require additional equity or debt financing to meet its working capital requirements or to fund its research and development activities. There can be no assurance that additional financing will be available when required or, if available, that it will be on terms satisfactory to OSCA.

INFLATION

         The impact of inflation on OSCA's business has not been material during the periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. OSCA will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.2 million ($.01 per basic share) per year. During 2002, OSCA will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of OSCA.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. OSCA expects to adopt FAS 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of FAS 144 will have on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

         This document includes certain statements that contain
"forward-looking" information. Forward-looking statements speak to the future. The following words and similar expressions are intended to identify such forward-looking statements:

         o        anticipate,

         o        believe,

         o        estimate,

         o        expect,

         o        intend and

         o        will.

         OSCA believes that the expectations reflected in these forward-looking statements are reasonable. However, OSCA cannot give any assurance that such expectations will materialize. These forward-looking statements are subject to:

         o        risks,

         o        uncertainties and

         o        assumptions.

         If any of these risks, uncertainties or assumptions materialize, actual results of current and future operations may not be as expected. Therefore, readers should not place undue certainty on these forward-looking statements.

         Among the factors that will directly affect OSCA's results of operations and the industry it operates are:

         o        changes in the price of oil and natural gas,

         o        OSCA's ability to successfully integrate recent acquisitions,

         o        presence of competitors with greater financial resources,

         o operating risks inherent in the oilfield service industry, such as blowouts, explosions, and vessels sinking,

         o domestic and worldwide politically stability and economic growth,

         o risks associated with OSCA's successful execution of internal operating plans,

         o        legal proceedings,

         o        exposure to environmental liabilities and

         o        currency risk factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         OSCA is subject to certain market risks arising from transactions entered into in the normal course of business. These risks relate to changes in interest rates and fluctuations in foreign currency exchange rates. OSCA does not believe that it has any material exposure to these market risks.

Interest Rates

         OSCA's long-term debt under its revolving credit agreement incurs interest at a variable rate based on LIBOR plus an applicable margin. OSCA's exposure to interest rate risk due to changes in LIBOR is not expected to be material. At December 31, 2001, the fair value of the obligation approximates its related carrying value because the obligation bears interest at the current market rate.

Foreign Currency Risk

         A portion of OSCA's revenue and operating expenses are denominated in foreign currencies. As a result, OSCA is subject to foreign exchange risks that could adversely affect its operations. To the extent that OSCA incurs expenses in U.S. dollars but earns revenue in foreign currencies, any decrease in the values of those foreign currencies relative to the U.S. dollar could cause OSCA's profit margins to decline or could cause OSCA's products to be less competitive against those of foreign competitors.

         OSCA does not intend to comprehensively hedge its exposure to currency rate changes, although OSCA may choose to selectively hedge certain working capital balances, firm commitments, cash returns from subsidiaries and affiliates and/or tax payments. There can be no assurance these efforts will be successful. At December 31, 2001, OSCA had no open foreign currency hedged positions. The income statement effect of foreign currency (gains) losses for 1999, 2000 and 2001 were ($0.6) million, $0.1 million and $0.4 million respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required to be included in this Item 8 is contained in Pages F-1 through F-22 in this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III is incorporated by reference from a definitive proxy statement that OSCA will file pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. In the event such Proxy Statement is not filed with the SEC in the 120-day period, the information required by Part III will be filed in an amendment to this Report not later than the end of the 120-day period.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is hereby incorporated by reference from OSCA's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is hereby incorporated by reference from OSCA's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is hereby incorporated by reference from OSCA's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is hereby incorporated by reference from OSCA's Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1    Financial Statements of OSCA, Inc.

                                                                          Page
         Report of Independent Auditors                                   F-1
         Financial Statements:
           Consolidated Balance Sheets --
                  December 31, 2000 and 2001                              F-2
           Consolidated Statements of Income --
                  For the Three Years Ended December 31, 2001             F-3
           Consolidated Statements of Changes in Stockholders'
                  Equity (Deficit) -- For the Three Years Ended
                  December 31, 2001                                       F-4
           Consolidated Statements of Cash Flows --
                  For the Three Years Ended December 31, 2001             F-5
           Notes to Consolidated Financial Statements                     F-6

(a) 2    Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts                  S-1

All other financial statement schedules have been omitted since they are either not required or not applicable.

(a) 3    Exhibits


Exhibit No.                               Description

3.1          Form of Restated Certificate of Incorporation of OSCA, Inc.
             (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

3.2 Form of Amended and Restated By-Laws of OSCA, Inc. (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

4.1 Credit Agreement by and among OSCA, Inc., Bank One, Louisiana, N.A., Hibernia National Bank, Lasalle Bank N.A., and National City Bank of Indiana dated June 20, 2000 (incorporated by reference to OSCA's Annual Report or Form 10K for the year ended December 31,
             2000)

10.1 Form of Master Separation Agreement between OSCA, Inc. and Great Lakes dated June 20, 2000 (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.2 Form of Services Agreement between OSCA, Inc. and Great Lakes dated June 20, 2000 (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.3 Form of Tax Disaffiliation Agreement between OSCA, Inc. and Great Lakes dated June 20, 2000 (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.4 Form of IPO and Distribution Agreement between OSCA, Inc. and Great Lakes dated June 20, 2000 (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.5 Form of Registration Rights Agreement between OSCA, Inc. and Great Lakes dated June 20, 2000 (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.6 Form of Brominated Products Supply Agreement between OSCA, Inc. and Great Lakes dated June 20, 2000 (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.7 OSCA, Inc. 2000 Incentive Compensation Plan (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.8 OSCA, Inc. 2000 Stock Incentive Plan (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

10.9         Amended and restated Change in Control Agreement between OSCA, Inc.
             and Robert L. Hollier dated October 26, 2000 (incorporated by reference to OSCA's annual report on Form 10-K for the year ended December 31, 2000).

10.10        Amended and restated Change in Control Agreement between OSCA, Inc.
             and Richard J. Alario, Steven J. Brading, Don H. Michel and Stephen
             M. Gray dated October 26, 2000 (incorporated by reference to OSCA's Annual Report on Form 10K for the year ended December 31, 2000).

10.11 Amendment to the Amended and Restated Change in Control Agreement between OSCA, Inc. and Robert L. Hollier, Richard J. Alario, Steven
             J. Brading, Donald H. Michel and Stephen M. Gray (filed herewith).

10.12 Amendment to the Amended and Restated Change in Control Agreement between OSCA, Inc. and Robert L. Hollier, Richard J. Alario, Steven
             J. Brading, Donald H. Michel and Stephen M. Gray (filed herewith).

21.1 Subsidiaries of OSCA (incorporated by reference to OSCA's Registration Statement on Form S-1 No. 333-31956).

23.1         Consent of Ernst & Young LLP (filed herewith).

24.1         Power of Attorney (included in signature page)

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, OSCA has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OSCA, Inc.


By  /s/ Robert L. Hollier                           Date:  February 28, 2002
    ---------------------------------                      -----------------
    Robert L. Hollier, President &
        Chief Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Hollier, Stephen M. Gray and Steven J. Brading and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities, to sign any or all amendments Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of OSCA and in the capacities and on the dates indicated:

By  /s/ Steven J. Brading                           Date:  February 28, 2002
    ---------------------------------                      -----------------
    Steven J. Brading, Vice President
       and Chief Financial Officer
     (Principal Accounting Officer)

By  /s/ Mark P. Bulriss                             Date:  February 28, 2002
    ---------------------------------                      -----------------
    Mark P. Bulriss, Director,
      Chairman of the Board

By  /s/ Martin M. Hale                              Date:  February 28, 2002
    ---------------------------------                      -----------------
    Martin M. Hale, Director

By  /s/ Robert L. Hollier                           Date:  February 28, 2002
    ---------------------------------                      -----------------
    Robert L. Hollier, Director

By  /s/ Mack G. Nichols                             Date:  February 28, 2002
    ---------------------------------                      -----------------
    Mack G. Nichols, Director

By  /s/ Richard A. Pattarozzi                       Date:  February 28, 2002
    ---------------------------------                      -----------------
    Richard A. Pattarozzi, Director

By  /s/ W. Bernard Pieper                           Date:  February 28, 2002
    ---------------------------------                      -----------------
    W. Bernard Pieper, Director

By  /s/ Richard T. Higgons                          Date:  February 28, 2002
    ---------------------------------                      -----------------
    Richard T. Higgons, Director

By  /s/ John L. Whitmire                            Date:  February 28, 2002
    ---------------------------------                      -----------------
    John L. Whitmire, Director

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
OSCA, Inc.


         We have audited the accompanying consolidated balance sheets of OSCA, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OSCA, Inc. and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP

January 21, 2002, except for Note 18, as to
   which the date is February 20, 2002
Indianapolis, Indiana

                                   OSCA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                              2000           2001
                                                                                           ---------      ---------
                                      ASSETS
Current Assets
  Cash and cash equivalents                                                                $   3,551      $   8,487
  Accounts and notes receivable, less allowance for
     doubtful accounts of $558 in 2000 and $543 in 2001                                       40,583         37,497
  Inventories                                                                                 27,214         28,490
  Prepaid expenses and other current assets                                                    1,324          1,748
  Deferred income taxes                                                                        1,883          2,311
                                                                                           ---------      ---------
     Total current assets                                                                     74,555         78,533

Property and equipment, net                                                                   41,759         51,256
Goodwill, less accumulated amortization of $4,202 in 2000 and $4,478 in 2001                   6,848          6,572
Other assets                                                                                   1,144          1,425
                                                                                           ---------      ---------
      Total Assets                                                                         $ 124,306      $ 137,786
                                                                                           =========      =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                         $  11,492      $  15,511
  Accrued liabilities                                                                          5,508          5,242
  Income taxes payable                                                                           301          2,117
  Current portion of notes payable                                                               118            118
  Due to Great Lakes                                                                           3,293          4,406
                                                                                           ---------      ---------
       Total current liabilities                                                              20,712         27,394

Notes payable                                                                                 31,096         27,118
Other long-term liabilities                                                                      691            970
Deferred income taxes                                                                          3,086          3,714
                                                                                           ---------      ---------
        Total liabilities                                                                     55,585         59,196
                                                                                           ---------      ---------

Commitments and Contingencies

Stockholders' Equity
   Class A common stock, $.01 par value, 25,000,000 shares authorized 6,440,000 shares issued and outstanding at December 31, 2000, 6,945,019 shares issued
   and outstanding at December 31, 2001                                                           64             69
   Class B common stock, $.01 par value, 40,000,000 shares authorized 8,400,000 issued and outstanding at December 31, 2000, 7,900,000 shares issued and outstanding at
   December 31, 2001                                                                              84             79
  Additional paid-in capital                                                                  90,798         90,876
  Retained deficit                                                                           (20,285)       (10,565)
  Accumulated other comprehensive loss                                                        (1,940)        (1,869)
                                                                                           ---------      ---------
         Total stockholders' equity                                                           68,721         78,590
                                                                                           ---------      ---------
         Total Liabilities and Stockholders' Equity                                        $ 124,306      $ 137,786
                                                                                           =========      =========

          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except earnings per share )
--------------------------------------------------------------------------------

                                                      YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                 1999           2000           2001
                                              ---------      ---------      ---------
Net revenue                                   $  91,938      $ 131,961      $ 176,021

Operating expenses:
     Cost of goods sold and services             74,635         98,224        134,620
     Selling, general and administrative         18,153         21,391         23,203
     Amortization of intangibles                    432            397            453
     Special charges (credit)                    (2,550)          (688)            --
                                              ---------      ---------      ---------
          Total operating expenses               90,670        119,324        158,276
                                              ---------      ---------      ---------
Operating income                                  1,268         12,637         17,745
Interest expense                                     37          1,344          1,512
Interest income                                    (151)          (359)          (285)
Foreign currency (gains) losses                    (586)           142            368
Other expense (income)  - net                      (138)          (140)           418
                                              ---------      ---------      ---------
Income before income taxes                        2,106         11,650         15,732
Income tax provision                              1,284          4,434          6,012
                                              ---------      ---------      ---------
Net income                                    $     822      $   7,216      $   9,720
                                              =========      =========      =========

Earnings per share:
      Basic                                   $    0.10      $    0.61      $    0.66
      Diluted                                 $    0.10      $    0.61      $    0.65

      Weighted-average shares outstanding         8,400         11,826         14,841
      Weighted-average shares outstanding
            assuming dilution                     8,400         11,827         14,909

          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)
--------------------------------------------------------------------------------

                                                                                                ACCUMULATED
                                    GREAT                        ADDITIONAL      RETAINED          OTHER
                                    LAKES           COMMON        PAID-IN        EARNINGS      COMPREHENSIVE   COMPREHENSIVE
                                  INVESTMENT        STOCK         CAPITAL       (DEFICIT)      INCOME (LOSS)   INCOME (LOSS)
                                  ----------       --------      ----------     ---------      -------------   -------------
Balance at Jan. 1, 1999            $ 47,724        $     --       $     --       $     --        $     --        $     --
   Net income                            --              --             --            822              --             822
   For. currency trans. adj.         (1,324)             --             --             --              --          (1,324)
   Dividends                             --              --             --        (67,152)             --              --
   Capitalization of
   consolidated entity              (46,400)             84            690         47,048          (1,422)             --
                                   --------        --------       --------       --------        --------        --------
Balance at Dec. 31, 1999                 --              84            690        (19,282)         (1,422)       $   (502)
                                                                                                                 ========

   Net income                            --              --             --          7,216              --        $  7,216
   Sale of stock                         --              64         90,108             --              --              --
   Dividends                             --              --             --         (8,219)             --              --
   For. currency trans. adj.             --              --             --             --            (518)           (518)
                                   --------        --------       --------       --------        --------        --------

Balance at Dec. 31, 2000                 --             148         90,798        (20,285)         (1,940)       $  6,698
                                                                                                                 ========

   Net income                            --              --             --          9,720              --        $  9,720
   Exercise of stock options             --              --             78             --              --              --
   For. currency trans. adj.             --              --             --             --              71              71
                                   --------        --------       --------       --------        --------        --------

Balance at Dec. 31, 2001           $     --        $    148       $ 90,876       $(10,565)       $ (1,869)       $  9,791
                                   ========        ========       ========       ========        ========        ========

          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
--------------------------------------------------------------------------------

                                                                      YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1999          2000          2001
                                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $    822      $  7,216      $  9,720
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Depreciation and amortization of intangibles                   7,312         8,257         9,152
     Deferred income taxes                                          2,999         1,711           200

     Special charges (credits)                                     (2,550)         (688)           --
     Loss (gain) on sale of property and equipment                    619           (95)           61
Changes in operating assets and liabilities:
     Accounts and notes receivable, net                             9,882       (19,783)        3,086
     Inventories                                                    5,202        (7,893)       (1,276)
     Prepaid expenses and other current assets                         92           377          (424)
     Accounts payable                                              (4,986)        4,996         4,019
     Due to Great Lakes                                            (8,876)      (40,348)        1,113
     Accrued and other liabilities                                 (2,427)        1,446         1,550
     Other                                                             --          (119)         (135)
                                                                 --------      --------      --------
Net cash provided by (used in) operating activities                 8,089       (44,923)       27,066

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                             (5,873)       (4,407)      (19,765)
   Purchase of other assets                                           (89)           --            --
   Proceeds from sale of property and equipment                        --         1,674         1,059
                                                                 --------      --------      --------
Net cash used in investing activities                              (5,962)       (2,733)      (18,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings and (repayments) from notes payable, net               (321)       30,742        (3,978)
   Proceeds from sale of stock, net                                    --        90,172            --
   Proceeds from exercise of stock options                             --            --            78
   Cash dividends to Great Lakes                                   (2,152)      (73,219)           --
                                                                 --------      --------      --------
Net cash provided by (used in) financing activities                (2,473)       47,695        (3,900)
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents                 (346)           39         4,460
Cash and cash equivalents at beginning of year                      5,568         3,898         3,551
Effect of exchange rate changes on cash and cash equivalents       (1,324)         (386)          476
                                                                 --------      --------      --------
Cash and cash equivalents at end of year                         $  3,898      $  3,551      $  8,487
                                                                 ========      ========      ========

Supplemental schedule of non-cash financing activities:
        Issuance of dividend note payable to Great Lakes         $ 65,000
                                                                 ========


          See accompanying notes to consolidated financial statements.

                                   OSCA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION AND BASIS OF PRESENTATION

         OSCA, Inc., including its consolidated subsidiaries, headquartered in Lafayette, Louisiana, is a partially-owned subsidiary of Great Lakes Chemical Corporation. OSCA provides specialized oil and natural gas well completion fluids, completion services and downhole completion tools to major oil companies and independent exploration and production companies, primarily in the Gulf of Mexico and in select international markets. OSCA has operations in the United States, United Kingdom, Norway, Italy and Central and South America.

         Prior to June 15, 2000, OSCA was a wholly-owned subsidiary of Great Lakes. In June 2000, Great Lakes sold 40% of its ownership interest in OSCA as part of an initial public offering. The transaction was effected through a recapitalization of OSCA whereby two classes of common stock were created (Class A and Class B). The Class A common stock was offered to the public as part of the IPO and Great Lakes retained 100% ownership of the Class B common stock. In July 2000, the over-allotment option granted to the underwriters was exercised and resulted in an additional distribution of stock that reduced Great Lakes' ownership by 3.4% to 56.6%. During 2001, Great Lakes sold 500,000 shares of OSCA stock reducing its Common Stock ownership to 53.2% as of December 31, 2001. Upon sale, these shares were automatically converted from Class B shares to Class A shares of OSCA's Common Stock.

         Since 1982, OSCA's business operations have been conducted by various entities owned directly or indirectly by Great Lakes. In order to accomplish OSCA's IPO and to appropriately reflect the businesses to be included in the IPO, Great Lakes transferred certain subsidiaries previously owned by Great Lakes to OSCA. This transfer was completed in December 1999 and resulted in OSCA's direct ownership of those subsidiaries. Accordingly, financial information for 1999 is presented on a consolidated basis.

         The accompanying financial statements that are prior to the IPO reflect the historical financial position, results of operations, changes in stockholders' equity (deficit) and cash flows directly related to OSCA , adjusted to include only those parts of the OSCA business which remained part of OSCA after the IPO. These adjustments, which were made to the historical accounting records of OSCA, consisted primarily of the "carve-out" or elimination of assets, liabilities and results of operations of two businesses owned by OSCA. These two businesses consisted of i) the former environmental remediation services business owned by OSCA through its wholly-owned subsidiary, OSCA de Mexico, and ii) OSCA's 50% ownership interest in a joint venture formed to provide pipeline commissioning and infrastructure support services primarily in the Gulf of Mexico.

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

         The statements of income prior to the IPO include all material costs of doing business including costs related to services provided by Great Lakes to OSCA. Charges for such services are based on a number of factors including actual and allocated charges which management believes to be reasonable. These charges are not necessarily indicative of the costs and expenses that would have resulted if OSCA had been operated as a separate entity prior to the IPO. OSCA's management estimates the incremental recurring corporate administrative expenses that would have been incurred by OSCA on a stand alone basis to be approximately $750,000 annually for all periods prior to the IPO.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include all the accounts of OSCA and its subsidiaries as described above. All of OSCA's subsidiaries are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation. Significant accounts and transactions with Great Lakes are disclosed as related party transactions.

Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Revenue from sales of products is recognized at the time title passes to the customer. Title passes upon delivery to the customer. Revenue from services is recognized as the services are provided to the customer.

         OSCA provides sales allowances for sales credits issued to customers in the normal course of business. The allowances are recorded as reductions of sales and are included in net revenue in the accompanying consolidated statements of income. The reductions included in net revenue were $0.2 million, $2.0 million and $4.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Cash Equivalents

         OSCA considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. OSCA provides a reserve for slow moving and obsolete items. The reserve is based on a review of items which have not moved for a certain length of time.

Property and Equipment

         Property and equipment is stated at cost. Improvements are capitalized and depreciated over the period of benefit. Maintenance and repairs are charged to operating expenses as incurred.

         Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets which are as follows:

         o        buildings and improvements -- 20-39 years

         o        machinery and equipment -- 3-15 years

         Upon retirement or other disposal of property and equipment, the cost and related accumulated depreciation are removed from the respective accounts. Any gains or losses are included in results of operations.

Goodwill

         Goodwill, which represents the excess of cost over fair value of net assets acquired, is amortized using the straight-line method over 40 years

Impairment of Long-Lived Assets

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

Foreign Currency Translation

         The results of operations for foreign subsidiaries, other than those located in highly inflationary countries, are translated into U.S. dollars using the average exchange rates during the year, while assets and liabilities are translated using end-of-period exchange rates. Resulting translation adjustments are recorded as foreign currency translation adjustments in stockholders' equity/Great Lakes investment. Foreign currency gains and losses, resulting from transactions and resulting from translation of subsidiaries in highly inflationary countries (Venezuela), are determined using a combination of current and historical rates and are reported in the consolidated statement of income. Effective January 1, 2002, Venezuela was determined to no longer be hyperinflationary and therefore translation adjustments will be recorded in stockholders equity.

Research and Development

         Research and development costs are expensed as incurred. OSCA's expenditures for product development and engineering were approximately $0.5 million, $0.3 million and $0.5 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Income Taxes

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

         Prior to the IPO, OSCA was included in the consolidated federal income tax returns of Great Lakes. The consolidated tax provision for the years ended December 31, 1999 and 2000 are presented as if OSCA had filed separate tax returns for each of those years. OSCA did file a separate Federal Income Tax return for the post IPO period ended December 31, 2000 and will file a separate Federal Income Tax return for the year ended December 31, 2001.

         All unremitted earnings of foreign subsidiaries and affiliates are considered to be permanently invested and no provision for U.S. federal and state income taxes on those earnings or translation adjustment has been provided.

Stock-based Compensation

         OSCA accounts for its stock-based compensation programs using the intrinsic value method of accounting established by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25)" and related interpretations. Compensation cost for stock awards, if any, is measured as the excess of the quoted market price of OSCA's stock at the date of grant over the amount the employee must pay to acquire the stock.

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. OSCA will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.2 million ($.01 per basic share) per year. During 2002, OSCA will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of OSCA.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. OSCA expects to adopt FAS 144 as of January 1, 2002 and has not determined the effect, if any, the adoption of FAS 144 will have on its financial position and results of operations.

Reclassifications

         Certain items in the prior years' financial statements have been reclassified to conform with the presentation in the current year.

3. RELATED PARTY TRANSACTIONS

         OSCA purchases brominated products from Great Lakes, which constitute a significant portion of the fluid products sold by OSCA. At the time of the IPO, OSCA entered into a brominated products supply agreement with Great Lakes. Under this agreement, Great Lakes has committed to provide OSCA with all or substantially all of OSCA's requirements for brominated products, subject to a cap. OSCA has committed to purchase at least 80% of its requirements for these products from Great Lakes, subject to a minimum. The price will be determined based on Great Lakes' cost plus a margin; however, during contract years three, four and five and beyond, if OSCA is able to negotiate a lower price from a third party supplier, Great Lakes must either meet that price or release OSCA from 40%, 60% and 100%, respectively, of its annual requirements.

         Prior to the IPO, intercompany charges for costs related to legal, employer portion of 401(k) savings plan, liability insurance premiums, restricted stock, employee participation in employee benefit plans covering medical, dental, life, and long term disability insurance and certain other miscellaneous selling, general and administrative costs. Certain of these costs were direct charges, while other costs were allocated. To the extent specific identification of costs charged directly to OSCA was not practicable, costs were allocated by Great Lakes to OSCA using allocation percentages. These percentages were determined by Great Lakes at the beginning of each year based upon the estimated usage for each of Great Lakes subsidiaries. These percentages were then multiplied by the total Great Lakes consolidated budgeted amounts for the particular support service. These amounts were charged to OSCA on a monthly basis. At year-end the consolidated budgeted amounts were adjusted to actual. The allocation percentages were not adjusted. In addition, a Great Lakes corporate overhead allocation was charged to OSCA, based upon 0.5% of the monthly budgeted sales amounts. The allocated costs and corporate overhead allocations charged to OSCA were $0.7 million, $0.2 million and $0.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Following the IPO, OSCA incurred and paid for many of these costs directly.

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

         A progression of the intercompany account with Great Lakes is as follows:

                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                1999          2000          2001
                                                              --------      --------      --------
                                                                         (in thousands)
Balance at beginning of year                                  $ 52,517      $ 43,641      $  3,293
Inventory purchases                                             10,841        12,290        17,878
Interest expense                                                    --            25            60
Net cash (received) paid by Great Lakes on behalf of OSCA       17,747       (12,644)      (17,064)
Transfer of IPO Proceeds                                            --       (20,799)           --
Transfer of Loan Proceeds at IPO                                    --       (31,000)           --
Transfer of carve-out affiliates                               (42,179)           --            --
Dividend                                                            --         8,219            --
Other                                                            4,715         3,561           239
                                                              --------      --------      --------
Balance at end of the year                                    $ 43,641      $  3,293      $  4,406
                                                              ========      ========      ========

4. SPECIAL CHARGES

         In 1998, a repositioning plan for OSCA was necessitated by a decline in the world oil market which significantly reduced the near term requirements for OSCA's oil and natural gas well products and services. The repositioning plan provided for the return of one of OSCA's deepwater service vessels to the lessor, the decommissioning of the related service equipment, the sale or abandonment of a calcium chloride production facility and the reduction of its workforce by approximately 100 employees.

         In the fourth quarter of 1999, due to changing market conditions and a recognition of the need to ensure a reliable source of supply of calcium chloride, Great Lakes and OSCA made the decision to continue utilizing its calcium chloride production facility for the foreseeable future. This decision resulted in a change to the 1998 repositioning plan such that the calcium chloride production facility would not be sold or abandoned. The carrying amount of this asset to be disposed of was therefore adjusted upward by $2.5 million, which was the carrying amount of the facility just prior to the approval of the original 1998 repositioning plan. In addition, $50,000 of severance costs related to the employees of this facility and included in the 1998 special charge was also reversed. The total impact of these changes resulted in a credit to special charges in the amount of $2.6 million. This credit has been reflected in the 1999 statement of income as a component of operating income.

         During a portion of 2000, the deepwater service vessel that was scheduled to be returned to the lessor was utilized by OSCA in its operations. During those times OSCA did not charge the reserve for the lease payments on the vessel, but included them in its operating expenses. A reversal of $.7 million was recorded to adjust the charge for the time period when the vessel was utilized by OSCA and has been reflected in the 2000 statement of income as a component of operating income.

NOTE 5. INVENTORIES

         The major components of OSCA's inventories by business segment are as follows:

                                         DECEMBER 31,
                                   ----------------------
                                     2000          2001
                                   --------      --------
                                        (in thousands)
Downhole Completion Tools
     Finished Products             $ 14,290      $ 16,544
     Raw Materials                      363           609
     Reserves for obsolescence         (350)         (800)

Completion Fluids
     Finished Products               11,962        10,597
     Supplies                           692           763
     Reserves for obsolescence         (400)         (450)


Completion Services
     Finished Products                  426           973
     Supplies                           231           254
                                   --------      --------
                                   $ 27,214      $ 28,490
                                   ========      ========

NOTE 6. PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                      DECEMBER 31,
                                 ----------------------
                                   2000          2001
                                 --------      --------
                                      (in thousands)
Land                             $  1,579      $  1,925
Buildings and improvements          9,501         9,872
Machinery and equipment            65,104        71,798
Construction in progress              927        10,331
                                 --------      --------
Total property and equipment       77,111        93,926
Accumulated depreciation          (35,352)      (42,670)
                                 --------      --------
Net property and equipment       $ 41,759      $ 51,256
                                 ========      ========

         Construction in progress at December 31, 2001 included approximately $6.0 million related to OSCA's expansion in the land completion services segment. In addition, approximately $2.2 million related to a new research and design facility.

         Depreciation expense included in the consolidated statements of income was $6.9 million, $7.9 million and $8.7 million for the years ended December 31, 1999, 2000 and 2001, respectively. Maintenance and repairs charged to costs and expenses were $2.3 million, $3.9 million and $6.7 million for the same periods, respectively.

NOTE 7. DEBT AND CREDIT ARRANGEMENTS

         Long-term debt consists of the following:

                                 DECEMBER 31,
                             -------------------
                              2000        2001
                             -------     -------
                                (in thousands)
Note payable, individual     $   354     $   236
Notes payable, bank           30,860      27,000
                             -------     -------
                              31,214      27,236
Less current maturities          118         118
                             -------     -------
                             $31,096     $27,118
                             =======     =======

         The note payable, individual was issued as a result of a business acquisition in March 1998. The note payable is a non-interest bearing note and is payable in five equal installments of $118,000 beginning on March 1, 1999. The individual to whom the note is payable is the former owner of the acquired business and is currently employed by OSCA.

         The notes payable to bank are borrowed against a credit facility of $40.0 million established in conjunction with the IPO. The debt arrangement consists of two components, a revolving loan and a swing line loan. As of December 31, 2001, the revolving loan portion outstanding was $27.0 million and matures on June 20, 2003 with interest at LIBOR plus 0.5% (4.23% at December 31,
2001). At December 31, 2001 no borrowings were outstanding on the swing loan which bears interest at LIBOR plus 1.0%. OSCA also incurs a commitment fee of 0.15% per annum for any unused portion of the credit facility. The unused portion is the total credit facility minus the revolving loan portion minus any outstanding letters of credit. There were no outstanding letters of credit at December 31, 2000 and 2001. The obligations under this facility are guaranteed by Great Lakes to whom OSCA pays a fee of 0.15% per annum of the total credit facility.

         OSCA is subject to various financial covenants including a maximum Funded Indebtedness to EBITDA ratio, a minimum Fixed Charge Coverage ratio and a minimum Tangible Net Worth ratio. OSCA was in compliance with these covenants as of December 31, 2001.

         Based on long-term debt outstanding at December 31, 2001, maturities of long-term debt are as follows: (in thousands)

                        2002            $   118
                        2003            $27,118

         Interest paid was approximately $37,000, $1.2 million and $1.4 million for the years ended December 31, 1999, 2000 and 2001, respectively

NOTE 8. COMMITMENTS

Operating Leases

         OSCA leases all three of its deepwater service vessels, land at several of its operating facilities and various office facilities and equipment. Rent expense incurred under these operating lease agreements was approximately $7.8 million, $9.4 million and $12.2 million for the years ended December 31, 1999, 2000 and 2001, respectively.

         Future minimum lease obligations under noncancelable leases at December 31, 2001 are as follows: (in thousands)

2002                              $5,212
2003                               1,189
2004                                 491
2005                                 284
2006 and thereafter                  418
                                  ------
                                  $7,594
                                  ======

         The future minimum lease payments listed above exclude operating leases having initial or remaining noncancelable lease terms of one year or less.

Other Commitments

         OSCA is expanding its land based completion services segment and has purchase commitments at December 31, 2001 for approximately $9.0 million related to that expansion.

NOTE 9. STOCKHOLDERS' EQUITY

Recapitalization

         Prior to the recapitalization, OSCA's authorized stock consisted of 1.0 million issued and outstanding shares of no par value common stock, all of which was owned by Great Lakes. In connection with the IPO, OSCA authorized 5.0 million shares of $.01 par value preferred stock, 25.0 million shares of $.01 par value Class A common stock and 40.0 million shares of $.01 par value Class B common stock.

         The Board of Directors of OSCA declared a dividend on Great Lakes' 1.0 million shares of no par value common stock in the amount of $65.0 million pursuant to a successful completion of the IPO. This dividend was made in the form of a non-interest bearing promissory note payable to Great Lakes and was paid from the proceeds of the IPO. In addition, the Board of Directors of OSCA declared a dividend on its common stock which required OSCA to pay to Great Lakes any proceeds from the IPO in excess of amounts OSCA otherwise owed Great Lakes. This dividend amounted to approximately $8.2 million.

Initial Public Offering (IPO)

         In June 2000, OSCA sold 5.6 million shares of Class A common stock in the IPO. In July 2000, the underwriters exercised the over-allotment option granted to them and an additional 840,000 shares of Class A common stock were sold. In addition, at the time of the IPO, Great Lakes' 1.0 million shares of no par value common stock were converted into 8.4 million shares of Class B common stock.

Voting Rights

         Holders of Class B common stock have ten votes per share. Holders of Class A common stock have one vote per share.

Share Activity

         The changes in common stock shares outstanding since January 1, 1999 are reflected below:

                                               CLASS A        CLASS B         TOTAL
                                               COMMON         COMMON          COMMON
                                               STOCK          STOCK           STOCK
                                             ----------     ----------      ----------
Balance at January 1, 1999                           --             --              --
   Capitalization of consolidated entity             --      8,400,000       8,400,000
                                             ----------     ----------      ----------

Balance at December 31, 1999                         --      8,400,000       8,400,000
   Sale of Stock                              6,440,000             --       6,440,000
                                             ----------     ----------      ----------

Balance at December 31, 2000                  6,440,000      8,400,000      14,840,000
   Conversion of Shares                         500,000       (500,000)             --
   Exercise of Options                            5,019             --           5,019
                                             ----------     ----------      ----------

Balance at December 31, 2001                  6,945,019      7,900,000      14,845,019
                                             ==========     ==========      ==========

NOTE 10. EMPLOYEE BENEFIT PLANS

401k Plan

         Prior to the IPO, substantially all OSCA employees were eligible to participate in a defined contribution 401(k) plan sponsored by Great Lakes (the "Great Lakes Plan"). Under the Great Lakes Plan, eligible employees were able to contribute a portion of their salary until retirement and OSCA matched a portion of the employee's contribution. Total expense under the Great Lakes Plan amounted to approximately $0.3 million and $0.1 million in 1999 and 2000, respectively. The costs of this plan were charged to OSCA through the intercompany account with Great Lakes.

         After the IPO, OSCA sponsored the OSCA Savings Plan (the "OSCA Plan") for its employees to replace the Great Lakes Plan. Amounts applicable to OSCA employees who were in the Great Lakes Plan were transferred from the Great Lakes Plan to the OSCA Plan upon its origination. OSCA employees became 100% vested in contributions made on their behalf into the Great Lakes Plan.

         The OSCA Plan has both 401(k) and profit sharing features. Under the plan, employees may contribute from 1% to 18% of their salary, limited to a maximum annual amount as set periodically by the Internal Revenue Service. OSCA matches 75% of the employee contribution up to 6% of annual compensation. OSCA also may elect to make a profit sharing contribution in an amount determined at its discretion, although no profit sharing contribution is required. Vesting of employer matching and profit sharing contributions occurs over a period of six years. OSCA's cost of matching contributions to the OSCA Plan was $0.4 million in 2000 and $1.0 million in 2001.

Stock Option Plan

         In June 2000, OSCA established a stock compensation plan for officers, employees and non-employee directors. The maximum number of shares authorized under the plan was 1.0 million shares. As of December 31, 2001, there were approximately 291,000 shares available for future grant. To date, OSCA has issued both restricted stock and nonqualified stock options under the plan. The restricted stock vests 100% on the fifth anniversary from the grant date. As of December 31, 2001, there were 41,350 shares of restricted stock outstanding, with none being vested. The nonqualified stock options vest over three years and expire 10 years from the date of grant. A summary of OSCA's stock option activity and related information for the years ended December 31 follows:

                                                                              WEIGHTED-AVERAGE
                                                                             EXERCISE PRICE PER
                                           SHARES UNDER OPTIONS                     SHARE
                                        -------------------------         ------------------------
                                          2000             2001             2000            2001
                                        --------         --------         --------        --------
Outstanding at Beginning of Year              --          470,850                         $  15.50
Granted                                  474,300          224,900         $  15.50        $  21.53
Exercised                                     --           (5,019)              --        $  15.50
Forfeited                                 (3,450)         (28,043)        $  15.50        $  17.37
                                        --------         --------
Outstanding at End of Year               470,850          662,688         $  15.50        $  17.47
                                        ========         ========

Exercisable at End of Year                    --          148,087               --        $  15.50

         Exercise price for options outstanding at December 31, 2001 ranged from $15.50 per share to $21.81 per share. The weighted-average remaining contractual life of those options is 8.71 years.

         OSCA follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), to account for its stock option plan. As determined by applying the requirements of APB 25, no compensation cost is recorded because the price of the employees' stock options equals the market value of the underlying stock at the grant date. An alternative method of accounting for stock options is SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 requires that pro forma information regarding net income and earnings per share be presented as if OSCA had accounted for its employee stock options under the fair value method. The fair value for applicable options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                     2000             2001
                                   --------         --------
Risk-free interest rates               6.23%            4.84%
Dividend yield                         0.00%            0.00%
Volatility factors                     .715             .709
Expected life of the option         6 years          5 years

         For purposes of pro forma disclosure, the estimated fair value of the option is amortized to expense over the options' vesting period. OSCA's pro forma data under SFAS No. 123 is as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                      2000                          2001
                                                                    ---------                     ---------
                                                                    (in thousands except per share amounts)
Pro forma net income                                                $   6,639                     $   8,259

Pro forma earnings  per share:
Basic                                                               $    0.56                     $    0.56
Diluted                                                             $    0.56                     $    0.55

Weighted-average fair value of options granted per share            $   10.62                     $   13.39

NOTE 11. INCOME TAXES

         The components of income (loss) before income taxes are as follows:

                                      YEARS ENDED DECEMBER 31,
                          -------------------------------------------------
                            1999                 2000                2001
                          --------             --------            --------
                                             (in thousands)
Domestic                  $  3,531             $ 11,312            $ 16,983
Foreign                     (1,425)                 338              (1,251)
                          --------             --------            --------
        Total             $  2,106             $ 11,650            $ 15,732
                          ========             ========            ========

         The components of the income tax provision are as follows:

                            YEARS ENDED DECEMBER 31,
                      -------------------------------------
                        1999           2000           2001
                      -------        -------        -------
                                 (in thousands)
Current:
        Federal       $(1,284)       $ 2,287        $ 5,507
        State            (157)          (250)           189
        Foreign           180            686            116
                      -------        -------        -------
                       (1,261)         2,723          5,812
                      -------        -------        -------
Deferred:
        Federal         2,344          1,571            184
        State             201            140             16
                      -------        -------        -------
                        2,545          1,711            200
                      -------        -------        -------
                      $ 1,284        $ 4,434        $ 6,012
                      =======        =======        =======

         A reconciliation of the effective income tax rate from the statutory U.S. federal income tax rate is as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                   1999           2000          2001
                                                  ------         ------        ------
U.S. federal income tax rate                        35.0%          35.0%         35.0%
State income taxes (net of federal benefit)          1.0           (1.4)           .7
Foreign taxes                                       16.3            2.9            .9
Goodwill amortization                                4.6            0.8           1.2
Other                                                4.1            0.8            .4
                                                  ------         ------        ------
Effective income tax rate                           61.0%          38.1%         38.2%
                                                  ======         ======        ======

         Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Components of deferred tax assets and liabilities are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        2000             2001
                                                       -------          -------
                                                            (in thousands)
Deferred tax assets:
     Allowance for doubtful accounts                   $   204          $   201
     Inventory                                           1,304            1,497
     Accrued liabilities                                   274              613
     Special charges                                       101               --
     Foreign net operating loss carryforward             1,141            1,179
     Other deductible temporary differences                 59              107
                                                       -------          -------
Total deferred tax assets                                3,083            3,597
     Valuation allowance for deferred tax assets          (829)            (815)
                                                       -------          -------
Deferred tax assets after valuation allowance            2,254            2,782

Deferred tax liabilities:
     Property and equipment                             (3,457)          (4,185)
                                                       -------          -------
Net deferred tax asset (liability)                     $(1,203)         $(1,403)
                                                       =======          =======

         At December 31, 2000 and 2001, net operating loss (NOL) carryforwards of approximately $3.4 million for each year were available to be applied against future taxable income of OSCA's subsidiaries, primarily for Venezuela and Mexico. The Venezuela NOL's are available through 2004. The Mexican

NOL's are available through 2011. The NOL carryforwards relate to losses of these subsidiaries and can only be used to offset their taxable income. For financial reporting purposes, valuation allowances of $0.1 million and $0.4 million have been recognized in the years ended December 31, 2000 and 2001, respectively to offset the net deferred tax asset related to these NOL carryforwards.

         OSCA paid income taxes of approximately $2.8 million and $4.0 million in 2000 and 2001, respectively. In 1999 and the pre-IPO period of 2000, OSCA was included in the Great Lakes consolidated tax return.

NOTE 12.  EARNINGS PER SHARE

         The computation of basic and diluted earnings per share is determined by dividing net income by the number of shares included as follows:

                                                 YEARS ENDED DECEMBER 31,
                                            -------------------------------------
                                             1999            2000          2001
                                            -------        -------        -------
                                            (in thousands, except per share data)
Numerator:
   Net income                               $   822        $ 7,216        $ 9,720
                                            =======        =======        =======
Denominator:
   Weighted-average shares - basic            8,400         11,826         14,841
   Effect of dilutive securities:
       Stock options                             --              1             68
                                            -------        -------        -------
   Weighted-average shares - diluted          8,400         11,827         14,909
                                            =======        =======        =======
Basic EPS                                   $  0.10        $  0.61        $  0.66
Diluted EPS                                 $  0.10        $  0.61        $  0.65

         Prior to 2000, weighted-average shares consisted of 8.4 million Class B Common Shares held by Great Lakes, which was converted from 1.0 million shares at the recapitalization. In 2000, weighted-average shares consisted of the Class B Common Stock held by Great Lakes plus the 6.4 million shares of Class A Common Stock issued in connection with the IPO.

NOTE 13. RISK MANAGEMENT ACTIVITIES

         OSCA is exposed to fluctuations in oil and natural gas prices, foreign currency rates and interest rates which can affect the revenue, cost of operating, investing and financing. OSCA's management has not used financial and commodity-based derivative contracts to reduce the risk related to those fluctuations in overall earnings and cash flow.

Commodity Price Risk

         The level of oil and natural gas exploration and development activity is affected by both short-term and long-term trends in oil and natural gas prices which, in turn, are related to the demand for petroleum products and the current availability of oil and natural gas resources. Any reduced activity could result in declines in the demand for the products and services provided by OSCA.

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

NOTE 14. SEGMENT INFORMATION

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

         The completion services segment provides sand control pressure pumping, marine well services and coiled tubing services to perform gravel packing, frac packing and well stimulation. The purpose of sand control pressure pumping is to force fluids, and gravel pack sand into the well to act as a downhole filter to inhibit the flow of sand into the well. Coiled tubing is utilized to convey chemicals that stimulate the well or deliver downhole equipment during well completion, or during the production phase in order to stimulate well production rates. Completion services are provided either by portable equipment placed directly on a well, rig or platform or delivered via a fleet of advanced marine vessels.

         The downhole completion tools segment designs, builds and installs downhole completion tools for wells that are primarily used to control the migration of reservoir sand into the well. The downhole completion tools help to prevent the deterioration of the reservoir.

         Assets included in Unallocated Assets principally are cash and cash equivalents; accounts and notes receivable; deferred income taxes; goodwill and other assets. Segment assets primarily include inventory and property and equipment. Geographic sales information is reported based on the location that invoices the external customer. Geographic long-lived assets are grouped by the location of the reporting country.

         OSCA evaluates performance and allocates resources based on operating income which represents net revenue less cost of goods sold and services and allocated selling, general and administrative expenses, including depreciation. Intersegment net revenue and transfers are recorded at OSCA's cost; there is no intercompany income or loss on intersegment net revenue or transfers. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                  YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------
                                                           1999             2000             2001
                                                         ---------        ---------        ---------
                                                                        (in thousands)
NET REVENUE BY SEGMENT TO EXTERNAL CUSTOMERS:
        Completion Fluids                                $  50,621        $  55,168        $  71,551
        Completion Services                                 25,666           43,511           51,500
        Downhole Completion Tools                           15,651           33,282           52,970
                                                         ---------        ---------        ---------
                                                         $  91,938        $ 131,961        $ 176,021
                                                         =========        =========        =========

SEGMENT OPERATING INCOME (LOSS):
        Completion Fluids                                $   5,046        $   5,606        $   6,176
        Completion Services                                   (696)           6,262            4,210
        Downhole Completion Tools                              621            4,125           11,397
                                                         ---------        ---------        ---------
                                                             4,971           15,993           21,783
        Corporate and Other                                 (3,703)          (3,356)          (4,038)
                                                         ---------        ---------        ---------
                                                         $   1,268        $  12,637        $  17,745
                                                         =========        =========        =========

SEGMENT ASSETS:
        Completion Fluids                                $  22,546        $  23,635        $  23,123
        Completion Services                                 21,893           19,381           27,347
        Downhole Completion Tools                           11,263           16,600           22,020
        Corporate and Other                                 10,547            9,357            7,257
                                                         ---------        ---------        ---------
                                                            66,249           68,973           79,747
        Unallocated Assets                                  35,438           55,333           58,039
                                                         ---------        ---------        ---------
                                                         $ 101,687        $ 124,306        $ 137,786
                                                         =========        =========        =========

FIXED ASSET ADDITIONS:
        Completion Fluids                                $     200        $     632        $   2,929
        Completion Services                                  3,256            2,218           13,209
        Downhole Completion Tools                              661              384            1,286
        Corporate and Other                                  1,756            1,173            2,341
                                                         ---------        ---------        ---------
                                                         $   5,873        $   4,407        $  19,765
                                                         =========        =========        =========

DEPRECIATION EXPENSE:
        Completion Fluids                                $   1,821        $   1,739        $   1,721
        Completion Services                                  3,575            3,915            4,758
        Downhole Completion Tools                              338              464              667
        Corporate and Other                                  1,146            1,747            1,598
                                                         ---------        ---------        ---------
                                                         $   6,880        $   7,865        $   8,744
                                                         =========        =========        =========

GEOGRAPHIC INFORMATION:
     NET REVENUE BY SEGMENT TO EXTERNAL CUSTOMERS:
        United States                                    $  77,895        $ 112,861        $ 147,869
        Foreign                                             14,043           19,100           28,152
                                                         ---------        ---------        ---------
                                                         $  91,938        $ 131,961        $ 176,021
                                                         =========        =========        =========

     LONG-LIVED ASSETS:
        United States                                    $  50,592        $  45,772        $  53,805
        Foreign                                              3,910            3,979            5,448
                                                         ---------        ---------        ---------
                                                         $  54,502        $  49,751        $  59,253
                                                         =========        =========        =========

NOTE 15. ECONOMIC DEPENDENCY

         In 2001, one customer, Chevron USA, Inc., accounted for approximately 10% of OSCA's net revenue. In addition, OSCA's top fifteen customers accounted for 52% of its net revenue in 2000 and 59% of its net revenue in 2001.

NOTE 16. CONTINGENCIES

Newfield Case

         On September 18, 2000, OSCA was served with notice that a lawsuit was filed against it and other named defendants on September 1, 2000 in the District Court of Harris County, Texas. The action is brought by certain underwriting syndicates of Lloyd's of London who claim to be subrogated to the claim of their insureds, Newfield Exploration Company, Apache Oil Corporation, Continental Land & Fur, and Fidelity Oil ("Plaintiffs"). The other defendants include High Pressure Integrity, Inc. and Chalmers, Collins & Alwell, Inc. On September 8, 2000, OSCA filed a lawsuit against the Plaintiffs and the other defendants in the United States District Court, Western District of Louisiana, Lafayette-Opelousas Division. Other actions have also been filed in connection with the same circumstances. All actions have now been consolidated into one proceeding in the United States District Court, Southern District of Texas.

         The lawsuits relate to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which OSCA and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek damages, interest and other costs in the approximate amount of $21.4 million, alleging that OSCA and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. OSCA alleges negligence against the Plaintiffs and other defendants and seeks damages, interest, costs and general and equitable relief. OSCA has amended its complaint to include Cardinal Wireline Service, who was performing wireline operations aboard the platform immediately before the blowout. OSCA has also filed a third party demand against its underwriters and insurance broker in support of coverage of claims asserted against OSCA in the Newfield matter.

         OSCA has denied that it breached its contract or was negligent and intends to vigorously defend itself and to prosecute the merits of its claims. Mediation has been set in the combined lawsuits for March 5, 2002, and a trial date of March 14, 2002 has been set. On February 22, 2002, the court issued preliminary rulings in the case, one of which was partial summary judgment in favor of Newfield and against OSCA on the issue of breach of contract, and one of which was a dismissal of OSCA's claims against Cardinal Wireline Service. The court specifically stated, and OSCA believes, that this ruling is not dispositive as to whether OSCA's actions caused the blowout and whether OSCA is therefore liable for damages to Newfield. OSCA intends to defend the case vigorously. While it is not possible to predict the outcome of legal actions brought by or against OSCA, management is unable to determine whether the outcome of the legal actions will have a material adverse effect on the results of operations in any particular period. However, management does not believe that the outcome will have a material adverse effect on OSCA's consolidated financial position or liquidity.

Insurance

         OSCA is partially self-insured for employee health insurance claims and incurs a maximum of $80,000 per employee under medical claims. While OSCA has workers compensation and automobile liability insurance coverage, both policies have a deductible of $250,000 per incident. Although OSCA believes that adequate reserves have been provided for expected liabilities arising from its insurance obligations, management's estimates of these liabilities may change in the future as circumstances develop.

General

         OSCA may be subject to various legal proceedings, claims and litigation arising from a variety of matters including governmental regulations, environmental matters, commercial matters, product liability, personal injury, workers' compensation claims and other matters arising out of the ordinary course of its business. In general, while the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of management, the resolution of these legal proceedings and claims will not have a material adverse effect on OSCA's financial position, liquidity or results of operations.

Change of Control

         OSCA has entered into change in control agreements with several of its executive officers. Under these agreements, OSCA or its successor would make lump sum severance payments to the individuals under certain circumstances.

NOTE 17. ACQUISITION

         In January of 2002, OSCA completed the acquisition of substantially all of the assets of Ancor Services, Inc. Ancor provided land based well stimulation products and services to oil and natural gas production companies in East Texas and North Louisiana. The purchase price for the assets of approximately $1.9 million was paid utilizing available cash. As part of the acquisition, OSCA also compensated the owners of Ancor for noncompete agreements and consulting services. OSCA paid $0.9 million toward the noncompete agreements at closing and has an obligation to pay another $1.2 million over the next four years. The consulting services of $0.8 million was paid at closing.

NOTE 18. SUBSEQUENT EVENT

         On February 20, 2002, OSCA announced that it entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement BJ Services will acquire all of the outstanding shares of OSCA for $28.00 per share in cash. A special committee of independent members of OSCA's Board reviewed the transaction on behalf of the public shareholders and recommended the transaction to the complete OSCA Board, which then unanimously approved the merger agreement. The transaction has a total equity value of approximately $420.0 million.

         Great Lakes Chemical Corporation, which owns approximately 53% of OSCA's Common Stock, has delivered its written stockholder consent approving the transaction with BJ Services. The Great Lakes consent constitutes sufficient action by OSCA stockholders to approve the transaction.

         The transaction is subject to regulatory approvals, including those under the Hart-Scott-Rodino Antitrust Improvements Act. OSCA will file with the Securities and Exchange Commission and mail to OSCA shareholders an information statement describing the transaction. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreements, if at all.

NOTE 19. QUARTERLY DATA (UNAUDITED)

         A summary of the quarterly results of operations for the years ended December 31, 1999, 2000 and 2001 follows:

                                                                 THREE MONTHS ENDED
                                               ---------------------------------------------------------
                                               MARCH 31        JUNE 30      SEPTEMBER 30     DECEMBER 31
                                               --------       --------      ------------     -----------
                                                        (in thousands, except per share amounts)
1999:
   Net revenue                                 $ 23,023       $ 23,593        $ 21,625        $ 23,697
   Gross profit                                $  4,575       $  3,887        $  4,022        $  4,819
   Income (loss) before income taxes           $     33       $   (902)       $   (334)       $  3,309
   Net income (loss)                           $     13       $   (352)       $   (130)       $  1,291

Earnings (loss) per share:
   Basic                                       $    .00       $   (.04)       $   (.02)       $    .15
   Diluted                                     $    .00       $   (.04)       $   (.02)       $    .15

2000:
   Net revenue                                 $ 26,501       $ 28,882        $ 34,136        $ 42,442
   Gross profit                                $  6,121       $  7,926        $  8,595        $ 11,095
   Income before income taxes                  $  1,230       $  2,748        $  2,693        $  4,979
   Net income                                  $    689       $  1,664        $  1,744        $  3,119

Earnings per share:
   Basic                                       $    .08       $    .18        $    .12        $    .21
   Diluted                                     $    .08       $    .18        $    .12        $    .21

2001:
   Net revenue                                 $ 43,757       $ 41,882        $ 48,537        $ 41,845
   Gross profit                                $ 11,293       $ 10,103        $ 13,128        $  6,877
   Income before income taxes                  $  4,548       $  3,777        $  7,014        $    393
   Net income                                  $  2,820       $  2,413        $  4,415        $     72

Earnings per share:
   Basic                                       $    .19       $    .16        $    .30        $    .01
   Diluted                                     $    .19       $    .16        $    .30        $    .01

         Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                    ADDITIONS(1)
                                                                              -------------------------
                                                               BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE
                                                               BEGINNING      COSTS AND        OTHER                      AT END OF
               DESCRIPTION                                     OF PERIOD       EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
               -----------                                     ---------      ----------     ----------     ----------    ---------
YEAR ENDED DECEMBER 31, 1999
   Deducted from asset accounts:
     Allowance for doubtful accounts                            $    919       $    438       $     --       $    559(2)    $  798
                                                                ========       ========       ========       ========       ======

      Reserve for inventory obsolescence                        $     --       $    400       $     --       $     --       $  400
                                                                ========       ========       ========       ========       ======

     Valuation allowance for
         deferred tax assets                                    $    396       $    404       $     --       $     --       $  800
                                                                ========       ========       ========       ========       ======
   Reserve included in accrued liabilities:
       Reserve for special charge                               $  3,849       $ (2,550)      $     --       $   (553)      $1,852
                                                                ========       ========       ========       ========       ======

YEAR ENDED DECEMBER 31, 2000
  Deducted from asset accounts:
     Allowance for doubtful accounts                            $    798       $     --       $     --       $    240(2)    $  558
                                                                ========       ========       ========       ========       ======

      Reserve for inventory obsolescence                        $    400       $    350       $     --       $     --       $  750
                                                                ========       ========       ========       ========       ======

     Valuation allowance for
         deferred tax assets                                    $    800       $     29       $     --       $     --       $  829
                                                                ========       ========       ========       ========       ======

    Reserve included in accrued liabilities:
       Reserve for special charge                               $  1,852       $   (688)      $     --       $    892       $  272
                                                                ========       ========       ========       ========       ======

YEAR ENDED DECEMBER 31, 2001
   Deducted from asset accounts:
      Allowance for doubtful accounts                           $    558       $    (15)      $     --       $     --       $  543
                                                                ========       ========       ========       ========       ======

      Reserve for inventory obsolescence                        $    750       $    500       $     --       $     --       $1,250
                                                                ========       ========       ========       ========       ======

      Valuation allowance for
         deferred tax assets                                    $    829       $    382       $     --       $    396(3)    $  815
                                                                ========       ========       ========       ========       ======
   Reserve included in accrued liabilities:
       Reserve for special charge                               $    272       $     --       $     --       $    272       $   --
                                                                ========       ========       ========       ========       ======

----------

(1)      Net of recoveries

(2)      Uncollectible accounts written off, expiring net operating losses

(3)      Expiring net operating losses

                               INDEX TO EXHIBITS

Exhibit No.                               Description
-----------                               -----------
3.1          Form of Restated Certificate of Incorporation of OSCA, Inc.
             (incorporated by reference to OSCA's Registration Statement on Form
             S-1 No. 333-31956).

3.2 Form of Amended and Restated By-Laws of OSCA, Inc. (incorporated by reference to OSCA's Registration Statement on Form S-1 No.
             333-31956).

4.1          Credit Agreement by and among OSCA, Inc., Bank One, Louisiana,
             N.A., Hibernia National Bank, Lasalle Bank N.A., and National City
             Bank of Indiana dated June 20, 2000 (incorporated by reference to
             OSCA's Annual Report or Form 10K for the year ended December 31,
             2000)

10.1         Form of Master Separation Agreement between OSCA, Inc. and Great
             Lakes dated June 20, 2000 (incorporated by reference to OSCA's
             Registration Statement on Form S-1 No. 333-31956).

10.2         Form of Services Agreement between OSCA, Inc. and Great Lakes dated
             June 20, 2000 (incorporated by reference to OSCA's Registration
             Statement on Form S-1 No. 333-31956).

10.3         Form of Tax Disaffiliation Agreement between OSCA, Inc. and Great
             Lakes dated June 20, 2000 (incorporated by reference to OSCA's
             Registration Statement on Form S-1 No. 333-31956).

10.4         Form of IPO and Distribution Agreement between OSCA, Inc. and Great
             Lakes dated June 20, 2000 (incorporated by reference to OSCA's
             Registration Statement on Form S-1 No. 333-31956).

10.5         Form of Registration Rights Agreement between OSCA, Inc. and Great
             Lakes dated June 20, 2000 (incorporated by reference to OSCA's
             Registration Statement on Form S-1 No. 333-31956).

10.6         Form of Brominated Products Supply Agreement between OSCA, Inc. and
             Great Lakes dated June 20, 2000 (incorporated by reference to
             OSCA's Registration Statement on Form S-1 No. 333-31956).

10.7 OSCA, Inc. 2000 Incentive Compensation Plan (incorporated by reference to OSCA's Registration Statement on Form S-1 No.
             333-31956).

10.8         OSCA, Inc. 2000 Stock Incentive Plan (incorporated by reference to
             OSCA's Registration Statement on Form S-1 No. 333-31956).

10.9         Amended and restated Change in Control Agreement between OSCA, Inc.
             and Robert L. Hollier dated October 26, 2000 (incorporated by reference to OSCA's annual report on Form 10-K for the year ended
             December 31, 2000).

10.10        Amended and restated Change in Control Agreement between OSCA, Inc.
             and Richard J. Alario, Steven J. Brading, Don H. Michel and Stephen
             M. Gray dated October 26, 2000 (incorporated by reference to OSCA's
             Annual Report on Form 10K for the year ended December 31, 2000).

10.11 Amendment to the Amended and Restated Change in Control Agreement between OSCA, Inc. and Robert L. Hollier, Richard J. Alario, Steven
             J. Brading, Donald H. Michel and Stephen M. Gray (filed herewith).

10.12 Amendment to the Amended and Restated Change in Control Agreement between OSCA, Inc. and Robert L. Hollier, Richard J. Alario, Steven
             J. Brading, Donald H. Michel and Stephen M. Gray (filed herewith).

21.1         Subsidiaries of OSCA (incorporated by reference to OSCA's
             Registration Statement on Form S-1 No. 333-31956).

23.1         Consent of Ernst & Young LLP (filed herewith).

24.1         Power of Attorney (included in signature page)