Form 10-K/A
period 2001-12-31
OSCA INC
filed 2002-04-23
CIK 1104325

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                   FORM 10-K/A

               AMENDMENT TO APPLICATION OR REPORT AMENDMENT NO. 1

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

                      CLASS A COMMON STOCK, $0.01 PAR VALUE


                                EXPLANATORY NOTE


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto: PART III: ITEMS 10, 11, 12 AND 13.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF OSCA

         Set forth below is the name, age and position as of April 1, 2002 for each of the directors and executive officers of OSCA. Pursuant to OSCA's bylaws, directors are elected to serve for three-year terms until their successors are elected or their earlier resignation or removal.


NAME                      AGE      POSITION
----                      ---      --------
Mark P. Bulriss            50      Chairman of the Board
Richard A. Pattarozzi      58      Director
Mack G. Nichols            63      Director
John L. Whitmire           61      Director
W. Bernard Pieper          69      Director
Martin M. Hale             61      Director
Richard T. Higgons         59      Director
Robert L. Hollier          59      President, Chief Executive Officer and Director
Richard J. Alario          47      Executive Vice President--Completion Fluids
Jerome F. Borges           43      Vice President--International
Steven J. Brading          50      Vice President, Chief Financial Officer and Corporate Treasurer
J. David Duplantis         51      Vice President--Completion Services
Stephen M. Gray            42      Vice President, General Counsel and Corporate Secretary
Donald H. Michel           50      Senior Vice President--Completion Tools
James H. Tycer             53      Vice President--North American Land

         Mark P. Bulriss has been one of OSCA's directors since February 2000 and serves as the chairman of OSCA. Mr. Bulriss has been the Chief Executive Officer and President of Great Lakes Chemical Corporation, OSCA's majority stockholder, since April 1998 and became Chairman of the Board of Great Lakes as of May 4, 2000. Prior to joining Great Lakes Chemical Corporation, Mr. Bulriss served as President of AlliedSignal Polymers from 1996 to 1998, a $2.1 billion business unit of AlliedSignal (now Honeywell International), which manufactures polymers and markets nylon, technical fibers, plastics, films and chemical intermediates. Before being named president of its polymers unit, Mr. Bulriss served as President of AlliedSignal's electronic materials business from 1995 to 1996. His 24-year career in chemicals and plastics also includes 16 years with GE Plastics, a division of the General Electric Corporation. Mr. Bulriss currently serves as a director of the American Chemistry Council. Mr. Bulriss received a B. S. degree in Chemical Engineering from Clarkson University.

         Richard A. Pattarozzi has been one of OSCA's directors since April 2000. Mr. Pattarozzi was the President and Chief Executive Officer of Shell Deepwater Development Co. and Shell Deepwater Production Co. from 1995 to 1999. From March 1999 until his retirement on January 1, 2000, Mr. Pattarozzi served as Vice President of Shell Offshore, Inc. He currently serves as a director of Stone Energy Corporation, an independent oil and gas exploration company, Transocean Sedco Forex, a worldwide drilling contractor, Tidewater, Inc., a worldwide boat company and Global Industries, Inc., a worldwide pipeline and construction company.

         Mack G. Nichols has been one of OSCA's directors since February 2000. Mr. Nichols, prior to his retirement in 1998, was President and Chief Operating Officer and a director of Mallinckrodt Inc., a diversified chemical and healthcare company, from 1995 to 1998. Mr. Nichols served as the President and Chief Executive Officer of Mallinckrodt Specialty Chemical Company, a wholly-owned subsidiary of Mallinckrodt Inc., from 1989 to 1995. He is currently a director of Great Lakes and has served as a director of A. P. Green Industries, Inc., the National Association of Manufacturers and the Chemical Manufacturers Association.

         John L. Whitmire has been one of OSCA's directors since April 2000. Mr. Whitmire was Chairman of the Board and Chief Executive Officer of Union Texas Petroleum Holdings, Inc. from 1996 until he retired in 1998, when Union Texas Petroleum Holdings was acquired by Atlantic Richfield Company. Before joining Union Texas Petroleum Holdings, Mr. Whitmire served in various capacities for more than 30 years with Phillips Petroleum Company, including Executive Vice President--exploration and production and as a director from 1994 to 1996. Mr. Whitmire has served as Chairman of the Board for CONSOL Energy Inc. and CONSOL Inc. since March 1999. In addition, Mr. Whitmire is a director of the National Audubon Society and Global Santa Fe Inc.

         W. Bernard Pieper has been one of OSCA's directors since April 2000. Mr. Pieper served as Vice Chairman and Chief Operating Officer of Halliburton Company from 1994 until his retirement in 1996. Mr. Pieper has served as a director of Highlands Insurance Group, Inc., a property and casualty insurance business, since 1996. Mr. Pieper has also been a director of NCI Building Systems, Inc. since January 2001.

         Martin M. Hale has been one of OSCA's directors since February 2000. Since December 2000, Mr. Hale has served as the Executive Vice President of Hellman, Jordan Management Co., Inc., a registered investment advisor specializing in asset management, a position he also held from 1983 until December 1999. Prior to 1983, Mr. Hale was the President and Chief Executive Officer of Marsh & McLennan Asset Management Company. Mr. Hale also serves as a director of Great Lakes Chemical Corporation and Octel Corp., a former subsidiary of Great Lakes, which was spun off in 1998 and as a trustee of the Museum of Fine Arts, Boston.

         Richard T. Higgons has been one of OSCA's directors since January 2001. Mr. Higgons is Executive Vice President, Performance Chemicals and Business Development for Great Lakes, OSCA's majority stockholder. Prior to joining Great Lakes in 2001, Mr. Higgons was Staff Vice President for corporate development with Mallinckrodt, Inc., a position he held from 1996 to 2001. From 1991 to 1995, he was Vice President for business development for Mallinckrodt's chemical business. From 1988 to 1991, Mr. Higgons held several senior management positions in finance, business development and strategic planning for Imcera Group, Inc.

         Robert L. Hollier has served as OSCA's President and Chief Executive Officer since August 1979. He has been one of OSCA's directors since February 2000. He also served as Vice President of Great Lakes from 1991 to 2000. Prior to founding OSCA, he served as Vice President and Chief Operating Officer of Gulf Coast Drilling Fluids, Inc. from 1970 to 1979. Prior to his tenure at Gulf Coast, Mr. Hollier was employed by the Amoco Production Company from 1963 to 1970. He is also a director of the Louisiana Association of Business Industry and a director of University of Louisiana at Lafayette's Petroleum Engineering Advisory Counsel for Excellence.

         Richard J. Alario has been OSCA's Executive Vice President--Completion Fluids since May 1999. Since joining OSCA in 1981, Mr. Alario has managed numerous business units and functions, including sales and marketing and international operations. Prior to joining OSCA, Mr. Alario was employed by Ashland Chemical Company from 1978 to 1981. Mr. Alario is a director and a member of the Executive Committee of the National Ocean Industries Association and a member of the Louisiana State University Petroleum Engineering Department Industry Advisory Council.

         Jerome F. Borges is OSCA's Vice President - International since November 2001. Prior to joining OSCA, Mr. Borges held numerous senior management roles in Halliburton Energy Services, including Region Vice President of Halliburton Energy Services for the Middle East and Asia Pacific. He also was Global Vice President of Stimulation and Completions for Halliburton Energy Services from 1996 to 1999 in Houston, Texas. He has experience in marketing, business development, technology, and front line operations with Halliburton since 1981.

         Steven J. Brading joined OSCA in May 1999 as OSCA's Vice President, Chief Financial Officer and Corporate Treasurer. From 1993 to 1999, Mr. Brading was employed by the Camco Products and Services division of Camco International, Inc., most recently as Vice President of finance and information systems. Prior to 1993, Mr. Brading was employed by LTV Corporation as the Controller of its drilling equipment division.

         J. David Duplantis joined OSCA in May 2001 as OSCA's Vice President - Business Development. In September 2001 Mr. Duplantis became Vice President-Completion Services. Prior to joining OSCA, Mr. Duplantis served as President and Chief Operating Officer of Preeminent Energy Services, Inc. from 1995 to 2001. He also served on that company's Board of Directors. Mr. Duplantis served as North American Operation Manager for Halliburton Energy Services from 1993 to 1994. Prior to working for Halliburton, Mr. Duplantis worked for Otis Engineering Corporation in various managerial and technical capacities.

         Stephen M. Gray is OSCA's Vice President, General Counsel and Corporate Secretary. Mr. Gray joined OSCA in June 2000 in that capacity. From 1996 to 2000, Mr. Gray was employed by Pennzoil Company through its transition to PennzEnergy Company and merger with Devon Energy Corporation where he most recently served as Senior Attorney to the offshore business unit. Prior to joining Pennzoil Company, Mr. Gray was in private practice from 1990 to 1996 and served the oil and gas industry.

         Donald H. Michel has been OSCA's Senior Vice President--Completion Tools since September 2001. Mr. Michel rejoined OSCA in April 1999 where he served as Senior Vice President Completion Tools. Mr. Michel originally joined OSCA as a Vice President of Business Development in 1986 and served in various capacities including Sr. Vice President of Sand Control, Pumping and Tools Division until his departure from OSCA in 1996. From 1996 until 1998, Mr. Michel was part owner of Wesco Well Screens, a downhole tool manufacturing company. From

1998 until April 1999, Mr. Michel was president and part owner of Oilfield Manufacturing, Inc., also a downhole tools manufacturing company.

         James H. Tycer has been OSCA's Vice President--North American Land since September 2001. Mr.Tycer was Vice President - Completion Services from March 1998 until September 2001. From 1996 to March 1998, he served as Service Line Manager for Completion Services of OSCA. Prior to joining OSCA in 1996, Mr. Tycer held numerous positions with BJ Services from 1981 to 1996, most recently as Gulf Coast Regional Manager of coiled tubing and nitrogen services for BJ Services/NOWSCO.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires OSCA's officers and directors, and persons who beneficially own more than 10% of a registered class of OSCA's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by the regulations promulgated under Section 16(a) to furnish OSCA with copies of all Section 16(a) forms they file.

         Based solely on OSCA's review of the copies of such reports received by it, or written representations from certain reporting persons that no such reports were required for those persons, OSCA believes that, during 2001, all filing requirements applicable to officers, directors, and greater than ten percent stockholders were complied with on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation for 2001, 2000 and 1999 earned by or paid to:

o        OSCA's Chief Executive Officer and

o OSCA's four highest paid executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 in 2001 (collectively with the CEO, the "Named Executive Officers").


                                                                                    Long-Term
                                                                                   Compensation
                                                                                      Awards
                                                                  Other             Securities        All Other
                              Fiscal                              Annual            Underlying      Compensation
    Name and Position          Year     Salary      Bonus      Compensation          Options            (1)
--------------------------    ------    -------    --------    -------------       -------------    -------------
Robert L. Hollier,             2001    $300,131    $     --    $          --              35,000    $      24,760
President and                  2000     289,163     174,600               --             120,000            9,945
Chief Executive Officer        1999     277,440      55,000               --                  --            9,029

Steven J. Brading,             2001     154,102          --               --              15,000           12,543
Vice President, Chief          2000     145,069      60,160               --              25,000            8,575
Financial Officer and          1999      85,673      20,000               --                  --            2,338
and Corporate Treasurer(2)

Richard J. Alario,             2001     161,760          --               --              17,000           13,165
Executive Vice President       2000     153,923      62,400               --              35,000            8,998
Completion Fluids              1999     142,034          --               --                  --           10,616

Donald H. Michel,              2001     160,800          --               --              15,000           12,982
Senior Vice President          2000     153,923      59,280               --              20,000            8,998
Completion Tools(3)            1999     102,692      25,000               --                  --            2,963

Stephen M. Gray,               2001     143,446          --               --               7,500            9,696
Vice President, General        2000      74,308      39,000           30,456(5)            8,000            5,950
Counsel and Corporate
Secretary(4)

(1) These amounts represent (i) employer matching contributions under OSCA's Savings Plan and the Great Lakes 401(k) Plan, (ii) employer profit sharing contributions by OSCA on behalf of the named executive officer to the OSCA Savings Plan and (iii) employer supplemental match to Rabbi Trust.

(2)      Mr. Brading joined OSCA in May 1999.

(3)      Mr. Michel rejoined OSCA in April 1999.

(4)      Mr. Gray joined OSCA in June 2000.

(5) Consists of relocation costs of $29,641 and other benefits of vehicle fuel and maintenance costs of $815.

COMPENSATION PURSUANT TO EMPLOYEE BENEFIT PLANS

         OSCA maintains several plans intended to provide incentives to its key employees. These plans are described below:

Incentive Compensation Plans

         OSCA maintains incentive compensation plans under which certain employees of OSCA and its subsidiaries may be eligible to receive a cash bonus following each calendar year based on a comparison of financial performance against targets established for each plan year.

Stock Compensation Plan

         OSCA has one stock compensation plan that provides for grants of stock-based awards to key employees and nonemployee directors. Plan provisions allow grants of incentive and nonqualified stock options, with terms not to exceed 10 years, at the fair market value of the OSCA Class A Common Stock on the date of grant, as well as other stock-based awards. The Plan provides for accelerated vesting of outstanding unvested options as a result of a merger.

Savings Plan

         Eligible employees of OSCA can elect to participate in the OSCA Savings Plan beginning the first day of hire. Employees may elect to contribute up to 18% of their pay into the plan, subject to certain limits prescribed by Section 402(g) of the Internal Revenue Code. OSCA makes matching contributions, in cash, equal to 75% of the first 6% of salary contributed by the employee. Employees determine how their salary deferrals are invested by selecting from several investment alternatives. OSCA may also elect to make a profit sharing contribution in an amount at OSCA's discretion, although no profit sharing contribution is required. All deferrals and contributions are recorded in individual accounts and held in trust.

Deferred Compensation Plan

         Each year participants may defer up to 100% of base salary and bonus reduced by the amount of salary and bonus that is deferred by the participant under OSCA's Savings Plan for such year. The Deferred Compensation Plan is intended to provide eligible employees with benefits in excess of those that can be provided under the Savings Plan because of Internal Revenue Code limits.

OPTION GRANTS IN 2001

         The following table provides information related to options granted to the Named Executive Officers during 2001:

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                       NUMBER OF       % OF TOTAL                                              ANNUAL RATE OF
                       SECURITIES        OPTIONS                                                STOCK PRICE
                       UNDERLYING      GRANTED TO      EXERCISE OR                             APPRECIATION
                        OPTIONS         EMPLOYEES       BASE PRICE       EXPIRATION          FOR OPTION TERM(3)
      NAME             GRANTED(1)    IN FISCAL YEAR    ($/SHARE)(2)        DATE             5%               10%
------------------    ------------   --------------    ------------    ------------    ------------    ------------
Robert  L. Hollier          35,000            16.0%    $    21.8125           02/11    $    480,122    $  1,216,723
Steven J. Brading           15,000             6.8%         21.8125           02/11         205,766         521,453
Richard J. Alario           17,000             7.7%         21.8125           02/11         233,202         590,980
Donald H. Michel            15,000             6.8%         21.8125           02/11         205,766         521,453
Stephen M. Gray              7,500             3.4%         21.8125           02/11         102,883         260,726

(1) Each option has a term of ten years and is exercisable in cumulative 33% installments commencing one year from the date of grant with full vesting occurring on the third anniversary of the date of grant.

(2) The exercise price is the closing price of OSCA Class A Common Stock on the day before such stock option grant.

(3) Amounts reflect assumed rates of 5% and 10% appreciation. Actual gains, if any, on stock option exercises depend on the future performance of OSCA Class A Common Stock and overall market conditions. At an annual rate of appreciation of 5% per year for the option term, the price of OSCA Class A Common Stock would be approximately $35.53 per share. At an annual rate of appreciation of 10% per year for the option term, the price of OSCA Class A Common Stock would be approximately $56.58 per share.

OPTION EXERCISES IN 2001 AND VALUE OF OPTIONS AT DECEMBER 31, 2001

         The following table provides information related to options exercised by the Named Executive Officers during 2001 and the number and value of options held at year-end. OSCA does not have any stock appreciation rights outstanding.


                                                                 NUMBER OF                         VALUE OF
                        SHARES                                  SECURITIES                       UNEXERCISED
                       ACQUIRED                                 UNDERLYING                       IN-THE-MONEY
                         ON              VALUE              UNEXERCISED OPTIONS                   OPTION AT
                       EXERCISE         REALIZED          AT DECEMBER 31, 2001(#)           DECEMBER 31, 2001 ($)
NAME                     (#)              ($)          EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                  ------------    ------------    -------------    -------------    -------------    -------------
Robert  L. Hollier               0               0           40,000          115,000    $     214,000    $     428,000
Steven J. Brading                0               0            8,334           31,666           44,587           89,163
Richard J. Alario                0               0           10,000           37,000           53,500          107,000
Donald H. Michel                 0               0            6,667           28,333           35,668           71,332
Stephen M. Gray                  0               0            2,667           12,833           14,268           28,532

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of Messrs. Bulriss, Nichols, Pattarozzi and Whitmire. There are no Compensation Committee interlocks between OSCA and any other entities involving OSCA's executive officers and directors who serve as executive officers of such entities.

CHANGE-IN-CONTROL AND SEVERANCE AGREEMENTS

         OSCA has entered into change in control agreements with Messrs. Hollier, Brading, Alario, Michel and Gray. Under these agreements, OSCA or its successor would make a lump sum severance payment to Messrs. Hollier, Brading, Alario, Michel and Gray, as applicable, in an amount equal to three times the individual's annual compensation (which includes among other things base salary, bonus, deferred bonus, 401(k) contributions matched by OSCA and profit sharing contributions) in the event that his employment with OSCA is terminated without cause or he resigns for good reason within one year of a change in control of OSCA. For purposes of these agreements between OSCA and the Named Executive Officers, a "change in control" means the following:

         o any unrelated person is or becomes the "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, directly or indirectly, of OSCA securities representing more than 20% of the combined voting power of its then outstanding securities, other than securities acquired directly from OSCA and Great Lakes holds a beneficial interest representing less than 51% of the combined voting power of OSCA's then outstanding securities;

         o a merger or consolidation with or into any other corporation, other than

                  (1) a merger or consolidation which results in OSCA's directors immediately prior to such merger or consolidation continuing to constitute at least a majority of OSCA's board of directors or the board of the surviving entity or its parent, or

                  (2) a merger or consolidation effected to implement a recapitalization of OSCA or similar transaction in which Great Lakes retains "beneficial ownership" of at least 51% of the voting power of our then outstanding securities, or no unrelated person is or becomes the beneficial owner, directly or indirectly, of OSCA securities representing 20% or more of the combined voting power of OSCA's then outstanding securities, regardless of whether Great Lakes continues to be a "beneficial owner" of any OSCA securities;

         o OSCA's stockholders approve any plan or proposal for OSCA's liquidation or dissolution or the consummation of a sale or disposition of all or substantially all of OSCA's assets, other than a sale or disposition to a related entity, at least a majority of whose directors were directors of OSCA immediately prior to such sale or disposition; or

         o if, at the end of any two year period, OSCA's Board does not consist of at least a majority of directors who were either directors at the beginning of that two year period or whose appointment, election or nomination to the board was approved by a vote of at least two-thirds of the directors then in office.

         For purposes of the change in control agreements, where a change in control results from a series of related transactions, the change in control will be deemed to have occurred on the date of the consummation of the first related transaction.

         Notwithstanding any other provision of the change in control agreements, a change in control will not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of OSCA's common stock immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of OSCA's assets immediately following this transaction or series of transactions.

         Mr. Hollier also has a change in control agreement with Great Lakes Chemical Corporation that shall not be preempted or superseded by the OSCA change in control agreement. In the event that Mr. Hollier becomes entitled to receive concurrent severance payments under both the OSCA and Great Lakes agreements, then the Great Lakes agreement shall supersede the OSCA agreement and Mr. Hollier shall only be entitled to receive severance payments under the Great Lakes agreement.

DIRECTORS' COMPENSATION

         In 2001, each nonemployee director was paid an annual retainer of $24,000 prorated for their time of service. Employees of OSCA or Great Lakes Chemical Corporation who also serve as directors receive no additional compensation for serving on the Board or on any Board committee.

         In addition to the annual retainer, nonemployee directors are paid as follows:

         o        $1,000 for each Board meeting attended; and

         o Reimbursement of expenses for travel, lodging and related expenses incurred while attending Board and Board committee meetings.

         o Nonemployee directors who chair a committee receive an additional $2,000 per year.

         In 2001, each nonemployee director received an option to acquire 1,100 shares of Class A Common Stock at the fair market value of the shares on the date of the grant. Each option has a term of 10 years and is exercisable in cumulative 33% installments commencing one year from date of grant.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors reviews and approves individual officer salaries, bonuses and stock option grants for officers other than Mr. Hollier. The Board of Directors determines the compensation package for Mr. Hollier. The Committee also reviews guidelines for compensation, bonus and stock option grants for non-officer employees.

         With the approval and assistance of the Compensation Committee, OSCA has developed and implemented compensation policies which seek to enhance the profitability of OSCA, and thus stockholder value, by closely aligning the financial interests of OSCA's senior managers with those of the stockholders. OSCA has structured its compensation of senior managers to include an annual bonus and longer-term stock option incentives to motivate them to perform to the full extent of their abilities. Neither of these incentives is guaranteed. Both are variable and closely tied to corporate, business unit and individual performance targets focused on enhancing OSCA's profitability and increasing stockholder value. The key corporate performance target is economic value added before taxes. EVA is based on the comparison of operating income to a cost of capital. The Committee considers the total compensation of each of the executive officers and other senior managers in establishing each element of compensation. Eligible persons must be employed by OSCA at the time bonus compensation is paid.

         The Committee believes that the compensation policies it has implemented have contributed to focusing senior management on achieving significant improvements in long-term financial performance.

CHIEF EXECUTIVE COMPENSATION

         Mr. Hollier's base salary was increased in 2001 to $305,900. This was based on the criteria set forth above. The Committee considered his level and scope of responsibilities as well. The deterioration of the business environment in OSCA's industry since July 2001 (including the significant decline in oil well completion activity in the Gulf of Mexico driven by a weakened economic environment and decreased oil and natural gas pricing) resulted in OSCA missing some of the performance targets with respect to the incentive compensation plan and accordingly Mr. Hollier was not awarded a bonus for 2001.

POSITION ON DEDUCTIBILITY OF COMPENSATION

         Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to Named Executive Officers. The Committee currently believes that OSCA should be able to continue to manage its executive compensation program for Named Executive Officers so as to preserve the related federal income tax deductions. The Committee intends to monitor the impact of Section 162(m) and consider structuring executive compensation arrangements so that the deduction limitation will continue not to apply.

         COMPENSATION COMMITTEE

         Mark P. Bulriss
         Mack G. Nichols
         Richard A. Pattarozzi
         John L. Whitmire

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 1, 2002, regarding the beneficial ownership of Class A Common Stock by the Named Executive Officers of OSCA (as required by SEC rules), and all directors and executive officers as a group. Information concerning persons known to OSCA to be beneficial owners of more than 5 percent of its Class A Common Stock is based upon the most recently available reports furnished by such persons to OSCA on Schedules 13G filed with the Securities and Exchange Commission.

         In addition, Great Lakes owns 100%, or 7,900,000 shares, of the outstanding Class B Common Stock of OSCA. Class B Common Stock is convertible into Class A Common Stock at any time at Great Lakes' option or automatically upon transfer by Great Lakes other than in a tax-free distribution. Since shares of Class B Common Stock are entitled to ten votes per share, the shares of Class B Common Stock owned by Great Lakes represent approximately 92% of the aggregate voting power of OSCA stock.



                                                          AMOUNT AND NATURE OF
                                                          BENEFICIAL OWNERSHIP
NAME AND ADDRESS OF  BENEFICIAL OWNER                     OF CLASS A COMMON(1)       PERCENT OF CLASS
-------------------------------------                     --------------------       ----------------
Cannell Capital, LLC
   150 California Street, Fifth Floor,
   San Francisco, CA 94111                                          963,400(2)                13.9

Steinberg Priest Capital Management Company, Inc.
   12 East 49th Street
   New York, NY 10017                                               705,000(3)                10.5

Gabelli Asset Management, Inc.
    One Corporate Center
    Rye, NY 10580                                                   589,779(4)                 8.5

The  TCW Group, Inc.
   on behalf of the TCW Business Unit
   865 South Figueroa Street,
   Los Angeles, CA 90017                                            583,300(5)                 8.4

Cramer Rosenthal McGlynn, LLC
   707 Westchester Avenue,
   White Plains, NY 10604                                           456,600(6)                 6.6

DIRECTORS AND NAMED EXECUTIVES:
Mark P. Bulriss                                                       2,000                      *
Martin M. Hale                                                       18,999(7)                   *
Richard T. Higgons                                                       --                      *
Mack G. Nichols                                                       3,199(8)                   *
Richard A. Pattarozzi                                                 5,199(8)                   *
W. Bernard Pieper                                                     2,199(8)                   *
John L. Whitmire                                                      1,199(8)                   *
Robert L. Hollier                                                    91,051(9)                 1.3
Steven J. Brading                                                    16,420(10)                  *
Richard J. Alario                                                    19,526(11)                  *
Don H. Michel                                                        18,466(12)                  *
Stephen M. Gray                                                       6,070(13)                  *
Directors and executive officers as a group (15 persons)            193,494                    2.7

----------

*Indicates  less than 1.0%

(1) Unless otherwise indicated, beneficial ownership is direct, and the person indicated has sole voting and investment power.

(2) Voting and dispositive power over these shares is shared with J. Carlo Cannell, the managing member of Cannell Capital, LLC.

(3) Based upon a Schedule 13G filed jointly by Steinberg Priest Capital Management Company, Inc. ("SPCMC"), an investment advisor, and Michael
         A. Steinberg & Co., Inc., a broker-dealer. In the Schedule 13G, SPCMC reported that it has sole voting power with respect to 102,000 shares and sole dispositive power with respect to 691,500 shares, and Steinberg & Co. reported that it has sole dispositive power with respect to 13,500 shares.

(4) As set forth in a Schedule 13D/A filed by Gabelli Funds, LLC ("Gabelli Funds"), GAMCO Investors, Inc. ("GAMCO"), Gabelli Associates Limited ("GAL"), Gabelli Associates Fund ("GAF"), Gabelli Fund, LDC ("GFL"), MJG Associates, Inc. ("MJG"), Gabelli Securities, Inc. ("Gabelli Securities"), Gabelli Group Capital Partners, Inc., Gabelli Asset Management, Inc., Marc J. Gabelli and Mario J. Gabelli on March 20, 2002. The Schedule 13D/A reports that these shares represent: (i) 45,000 shares beneficially owned by Gabelli Funds; (ii) 233,004 shares beneficially owned by GAMCO; (iii) 161,300 shares beneficially owned by GAL; (iv) 122,475 shares beneficially owned by GAF; (v) 2,000 shares beneficially owned by GFL; (vi) 3,000 shares beneficially owned by MJG; and (vii) 18,000 shares beneficially owned by Gabelli Securities. The
         Schedule 13D/A reports that each such entity has sole voting and dispositive power over the shares reported as beneficially owned by it.

(5) The TCW Group, Inc., on behalf of itself and its direct and indirect subsidiaries which collectively constitute the TCW Business Unit, has shared voting power and shared dispositive power with respect to these shares. According to such amended Schedule 13G, the relevant subsidiaries of TCW are TCW Asset Management Company and TCW Investment Management Company. Such filing also states that the ultimate parent company of TCW is Societe Generale, S.A. ("SG"), a corporation formed under the laws of France, that due to the separate management and independent operation of its business units SG disclaims beneficial ownership of shares of OSCA owned by TCW, and that TCW disclaims Beneficial ownership of any shares of OSCA beneficially owned by SG and any of SG's other business units.

(6) Based upon a Schedule 13G filed by Cramer Rosenthal McGlynn, LLC on February 14, 2002, Cramer Rosenthal McGlynn, LLC has shared voting and investment power with respect to all shares in the table.

(7) Includes: (1) 1,199 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options; and (2) 1,000 shares owned by Mr. Hale's spouse, as to which Mr. Hale disclaims beneficial ownership.

(8) Includes 1,199 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options.

(9) Includes (1) 51,666 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options; and (2) includes 1,000 shares owned by Mr. Hollier's spouse.

(10) Includes 13,333 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options.

(11) Includes 15,666 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options.

(12) Includes 11,666 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options.

(13) Includes 5,166 shares that may be purchased within 60 days of April 1, 2002 pursuant to the exercise of outstanding options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Great Lakes owns shares representing approximately 53% of the ownership and 92% of the voting power of OSCA's Common Stock. In addition, one member of OSCA's Board - Mark P. Bulriss - is an officer and director of Great Lakes, two members of OSCA's Board - Martin M. Hale and Mack G. Nichols - are directors of Great Lakes, and a fourth member - Richard T. Higgons - is an officer of Great Lakes.

ARRANGEMENTS WITH GREAT LAKES

         The terms of OSCA's separation from Great Lakes in June 2000 and many of the related transactions are governed by a master separation agreement dated June 20, 2000, which is referred to as the "Separation Agreement," and a number of additional agreements described below. These other agreements include agreements relating to the initial public offering and a distribution to Great Lakes stockholders, the registration of Great Lakes' remaining shares of Class B common stock, the provision of transitional services by Great Lakes, the supply of brominated chemicals by Great Lakes and the tax treatment of OSCA's possible separation from Great Lakes. All of the agreements providing for the separation from Great Lakes were made in the context of parent-subsidiary relationship and were negotiated in the overall context of OSCA's separation from Great Lakes. The terms of these agreements may be more or less favorable than if they had been negotiated with unaffiliated third parties.

SEPARATION AGREEMENT

         OSCA was historically operated as a wholly owned subsidiary of Great Lakes. OSCA has directly owned most of its assets, with the exception of some European subsidiaries that were transferred to OSCA in contemplation of the separation from Great Lakes in June 2000. The Separation Agreement sets forth the arrangements with Great Lakes with respect to any additional corporate transactions that may be required to effect the transfer of any remaining assets and the assumption of any remaining liabilities necessary to separate OSCA from Great Lakes.

         OSCA has assumed, and indemnified Great Lakes for, all liabilities and all claims related to the OSCA business and Great Lakes has retained, and will indemnify OSCA for, all liabilities and all claims related to its business. In addition, Great Lakes has agreed to indemnify OSCA for all liabilities related to the former environmental remediation services business in Mexico and OSCA's participation in a joint venture formed to provide services associated with pipeline commissioning and infrastructure support services primarily in the Gulf of Mexico. In exchange for this indemnity, OSCA has agreed that Great Lakes will be entitled to all rights and beneficial interests and all tangible and intangible assets relating to these businesses. OSCA and Great Lakes have agreed to cooperate with each other in the defense of any and all claims covered by these provisions of the Separation Agreement.

         The Separation Agreement also contains provisions that govern the resolution of disputes, controversies or claims that may arise between OSCA and Great Lakes. The Separation Agreement provides that the parties will use all commercially reasonable efforts to settle all disputes arising in connection with the Separation Agreement without resorting to mediation, arbitration or otherwise. If these efforts are unsuccessful, any party may submit the dispute for non-binding mediation by delivering notice to the other party of the dispute and expressly requesting mediation. If, after mediation, the parties disagree regarding the mediator's recommendation, the dispute will be submitted to binding arbitration in accordance with the terms of the Separation Agreement.

IPO AND DISTRIBUTION AGREEMENT

         General. OSCA and Great Lakes have entered into an Initial Public Offering and Distribution Agreement dated June 20, 2000, which is referred to as the "IPO and Distribution Agreement," with Great Lakes which governs OSCA's respective rights and duties with respect to its initial public offering in June 2000 and a distribution to Great Lakes stockholders, if any, and contains covenants designed to facilitate a distribution and to protect its intended tax-free nature. However, OSCA cannot assure you as to whether or when a distribution will occur.

         The Distribution. If Great Lakes decides to pursue a distribution to Great Lakes stockholders, OSCA has agreed that it will cooperate with Great Lakes in all respects to accomplish a distribution and, at Great Lakes' direction, promptly take all actions necessary or desirable to effect a distribution to Great Lakes stockholders, including the registration under the Securities Act of 1933, as amended, of Great Lakes' shares of OSCA's capital stock. Great Lakes has the sole discretion to determine whether to proceed with all or part of a distribution to Great Lakes stockholders and all terms of that distribution, including the form, structure and terms of any transaction(s) and/or offering(s) to effect a distribution and the timing of and conditions to the consummation of a distribution.

         Preservation of the Tax-free Status of a Distribution. If Great Lakes decides to pursue a distribution to Great Lakes stockholders, Great Lakes would intend for a distribution to qualify as a tax-free distribution under Section 355 of the tax code to Great Lakes and its stockholders. OSCA has agreed to covenants in the IPO and Distribution Agreement that are intended to preserve the tax-free status of a distribution to Great Lakes stockholders. OSCA may take any action otherwise prohibited by these covenants only if Great Lakes has determined, in its sole and absolute discretion, that the action would not jeopardize the tax-free status of a distribution. See "--Cooperation on Tax Matters." Some of these covenants are described in greater detail below:

         o Stock Issuance. Prior to the completion of a distribution to Great Lakes stockholders, OSCA has agreed not to issue or agree to issue shares of OSCA's capital stock in an amount that would result in Great Lakes ceasing to own an amount of OSCA's capital stock which constitutes "control" for purposes of Section 368(c) of the tax code or any successor statute or provision, as such definition may be amended from time to time. This covenant will not prohibit OSCA from issuing stock options and restricted stock awards to OSCA's employees so long as it repurchases sufficient shares of OSCA's capital stock prior to the date when such options and awards become exercisable to ensure that Great Lakes' continues to have control of it and Great Lakes approves of OSCA's procedures in connection with these repurchases.

         o Acquisition Transactions. Until two years after the completion of a distribution to Great Lakes stockholders, or, if Great Lakes determines not to complete a distribution, the last date on which Great Lakes distributed any OSCA common stock in connection with a distribution, OSCA has agreed not to enter into or permit any transaction or series of transactions which would result in a person or persons acquiring or having the right to acquire shares of OSCA's capital stock that would comprise 50% or more of either the value of all outstanding shares of OSCA's capital stock or the total combined voting power of OSCA's outstanding voting stock.

         o Continuation of Active Trade or Business. Until two years after the completion of a distribution to Great Lakes stockholders, or, if Great Lakes determines not to complete a distribution, the last date on which Great Lakes distributed any OSCA common stock in connection with a distribution, OSCA has agreed to continue to conduct the active trade or business, within the meaning of Section 355 of the tax code, of OSCA as it was conducted immediately prior to the completion of a distribution. During such time, OSCA has agreed not to:

                  o liquidate, dispose of or otherwise discontinue any portion of OSCA's active trade or business with a value in excess of $25 million; or

                  o dispose of any business or assets that would cause it to be operated in a manner inconsistent in any material respect with the business purposes for a distribution as described to the IRS or tax counsel. Also, until two years after the completion of a distribution, OSCA has agreed not to liquidate, dispose of, or otherwise discontinue the conduct of any portion of OSCA's active trade or business if such liquidation, disposition or discontinuance would breach the covenant described below regarding OSCA's continuity of business.

         o Continuity of Business. Until two years after the completion of a distribution to Great Lakes stockholders, or, if Great Lakes determines not to complete a distribution, the last date on which Great Lakes distributed any OSCA common stock in connection with a distribution, OSCA has agreed that:

         o        it will not voluntarily dissolve or liquidate; and

         o except in the ordinary course of business, neither OSCA nor any of its direct or indirect subsidiaries will sell, transfer, or otherwise dispose of or agree to dispose of assets, including any shares of capital stock of OSCA's subsidiaries, that, in the aggregate, constitute more than:

                  (x)      60% of OSCA's gross assets; or

                  (y) 60% of OSCA's consolidated gross assets and those of OSCA's subsidiaries.

                  For this purpose, OSCA is not deemed to directly or indirectly control a subsidiary unless it owns, directly or indirectly, shares constituting control for tax purposes.

         o Discharge of Intracompany Debt. Prior to the first date on which Great Lakes distributes any of OSCA's common stock in connection with a distribution, OSCA has agreed to fully discharge and satisfy all debt that it owes Great Lakes. For this purpose, debt does not include payables arising in the ordinary course of business. Until two years after the completion of a distribution, or, if Great Lakes determines not to complete a distribution, the last date on which Great Lakes distributed any OSCA common stock in connection with a distribution, OSCA will not be able to have any indebtedness payable to Great Lakes.

         In the event that Great Lakes notifies OSCA that it no longer intends to proceed with or complete a distribution to Great Lakes stockholders and Great Lakes has not yet distributed any of its OSCA common stock, these covenants to preserve the tax-free status of a distribution will terminate.

         Cooperation on Tax Matters. OSCA and Great Lakes have agreed to procedures with respect to the tax-related covenants in the IPO and Distribution Agreement. OSCA is required to notify Great Lakes if it desires to take any action prohibited by the tax-related covenants described above. Upon this notification, if Great Lakes determines that the proposed action might jeopardize the tax-free status of a distribution to Great Lakes stockholders, Great Lakes has agreed to elect either to:

         o use all commercially reasonable efforts to obtain a private letter ruling from the IRS or a tax opinion that would permit OSCA to take the desired action, and OSCA has agreed to cooperate in connection with such efforts; or

         o provide all reasonable cooperation to OSCA in connection with OSCA's obtaining an IRS ruling or tax opinion.

In either case, Great Lakes has agreed to bear its reasonable costs and expenses of obtaining an IRS ruling or tax opinion.

         In addition, in the event that Great Lakes, at any time prior to a distribution, ceases to own OSCA's common stock constituting control for tax purposes, OSCA has agreed to cooperate and take (or refrain from taking) all actions reasonably requested by Great Lakes or necessary so as to permit Great Lakes to regain ownership of OSCA's common stock which constitutes control for tax purposes in a manner that would not jeopardize the tax-free status of the distribution.

         Indemnification for Tax Liabilities. OSCA has generally agreed to indemnify Great Lakes and its affiliates against any and all tax-related losses incurred by Great Lakes in connection with any proposed tax assessment or tax controversy with respect to a distribution to Great Lakes stockholders to the extent caused by any breach by OSCA of any of its representations, warranties or covenants made in the IPO and Distribution Agreement. This indemnification does not apply to actions which Great Lakes permits OSCA to take as a result of a determination under the tax-related covenants described above.

         Other OSCA Covenants. Great Lakes currently owns a significant portion of OSCA's common stock. As a result, Great Lakes will continue to include OSCA as a "subsidiary" for various financial reporting, accounting and other purposes. Accordingly, OSCA has agreed to additional covenants in the IPO and Distribution Agreement. Some of these covenants are described below:

         o Covenants Regarding the Incurrence of Debt. For so long as Great Lakes continues to own at least 50% of OSCA's outstanding common stock, the amount of OSCA's indebtedness for borrowed money will affect Great Lakes' financial position. Thus, OSCA has agreed to the following limitations on OSCA's ability to incur debt during that time:

                  o it will not, without Great Lakes' consent, incur indebtedness in excess of an aggregate $40.0 million outstanding at any time;

                  o it may, however, incur indebtedness in connection with an acquisition so long as the entity OSCA is acquiring meets certain capital requirements and OSCA's indebtedness after giving effect to the transaction would not exceed $50.0 million; and

                  o it may not, without Great Lakes' consent, consummate or agree to consummate any acquisition that does not meet OSCA's debt thresholds.

         o Other Covenants. For so long as Great Lakes continues to own at least 50% of OSCA's outstanding common stock, OSCA has agreed that:

                  o it will not, without Great Lakes' prior written consent, which it may withhold in its sole and absolute discretion, take any action which has the effect of limiting Great Lakes' ability to freely sell, pledge or otherwise dispose of shares of OSCA's common stock or limiting the legal rights of or denying any benefit to Great Lakes as an OSCA stockholder in a manner not applicable to OSCA's stockholders generally;

                  o it will not, without Great Lakes' prior written consent, which it may withhold in its sole and absolute discretion, issue any shares of common stock or any rights, warrants or options to acquire OSCA's common stock, if after giving effect to such issuance, Great Lakes would own less than 50% of the then outstanding shares of OSCA's common stock; and

                  o to the extent that Great Lakes is a party to, or enters into, any agreements that provide that actions of its subsidiaries may result in its being in breach or default under any agreement, and OSCA has been advised of the existence of these agreements, it will not take any actions that may result in Great Lakes being in breach or default.

         o Financial Information. OSCA has agreed that, for so long as Great Lakes is required to consolidate OSCA's results of operations and financial position or account for its investment in OSCA's company, it will provide Great Lakes with certain financial information regarding OSCA and OSCA's subsidiaries. This covenant is subject to provisions intended to protect the confidentiality commitments OSCA has made to OSCA's customers.

         o Auditors and Audits; Annual Statements and Accounting. OSCA has agreed that, for so long as Great Lakes is required to consolidate OSCA's results of operations and financial position or account for its investment in OSCA under the equity method of accounting (in accordance with generally accepted accounting principles), it will:

                  o not change OSCA's auditors without Great Lakes' prior written consent, which will not be unreasonably withheld;

                  o use OSCA's best efforts to enable OSCA's auditors to complete their audit of OSCA's financial statements such that they will date their opinion the same date that they date their opinion on Great Lakes' financial statements;

                  o provide to Great Lakes and its auditors all information required for Great Lakes to meet its schedule for the filing and distribution of its financial statements;

                  o make available to Great Lakes and its auditors work papers related to the annual audit of OSCA as well as access to the personnel who perform the annual audit and OSCA's and OSCA's subsidiaries' books and records so that Great Lakes and its auditors may conduct reasonable audits relating to OSCA's financial statements;

                  o adhere to generally accepted accounting principles, applied in a manner consistent with Great Lakes;

                  o notify and consult with Great Lakes regarding any changes to OSCA's accounting principles; and

                  o make any changes to OSCA's accounting estimates and principles requested by Great Lakes.

         OSCA has generally agreed to indemnify Great Lakes and its affiliates against all liabilities arising out of any incorrect, inaccurate or incomplete financial or other information it provides to Great Lakes pursuant to the terms of the IPO and Distribution Agreement.

         Indemnification Relating to the Initial Public Offering and a Distribution. OSCA has generally agreed to indemnify Great Lakes and its affiliates against all liabilities arising out of any material untrue statements and omissions in any and all registration statements, including the initial public offering prospectus, information statements and/or other documents filed with the SEC in connection with a distribution. However, OSCA's indemnification obligations to Great Lakes do not apply to information relating to Great Lakes, excluding information relating to OSCA. Great Lakes has agreed to indemnify OSCA for this information.

         Expenses. In general, unless otherwise provided for in the IPO and Distribution Agreement or any other agreement, OSCA and Great Lakes will pay their own respective costs and expenses incurred in connection with the offering and a distribution to Great Lakes stockholders.

         o Expenses Relating to a Distribution. Great Lakes will generally be responsible for the payment of all costs, fees and expenses relating to a distribution to Great Lakes stockholders; provided that OSCA will be responsible for the payment of (a) the costs, fees and expenses of all of OSCA's financial, legal, accounting and other advisors incurred in connection with a distribution and (b) any internal fees, costs and expenses incurred by OSCA or any of OSCA's affiliates in connection with a distribution.

REGISTRATION RIGHTS AGREEMENT

         In the event that Great Lakes does not divest itself of all of its shares of OSCA's common stock in a distribution, Great Lakes could not freely sell all of its shares without registration under the Securities Act. Accordingly, OSCA has entered into a Registration Rights Agreement with Great Lakes dated June 20, 2000 to provide it with registration rights relating to the shares of OSCA's common stock which it holds.

         Shares Covered. The Registration Rights Agreement covers those shares of OSCA's common stock that are held by Great Lakes immediately following OSCA's initial public offering and any other shares of OSCA's common stock that Great Lakes acquires thereafter.

         Demand Registrations. Great Lakes may request registration, which is referred to as a "demand registration," under the Securities Act of all or any portion of OSCA's shares that it owns covered by the Registration Rights Agreement and OSCA will be obligated to register such shares as requested by Great Lakes.

         o Terms of Each Offering. Subject to certain limitations, Great Lakes will designate the terms of each offering effected pursuant to a demand registration.

         o Timing of Demand Registrations. OSCA is not required to undertake a demand registration within 90 days of the effective date of a previous demand registration, other than a demand registration that was effected as a shelf registration. Also,

                  OSCA has the right to postpone the filing or effectiveness of any demand registration for up to 90 days if in the reasonable judgment of OSCA's legal counsel that the demand registration would reasonably be expected to have a material adverse effect on any existing proposal or plans by OSCA to engage in material transactions; provided, however, that OSCA may exercise this right only once in any 12-month period.

         o Priority on Demand Registrations. Other parties, including OSCA, can participate in any demand registration only if all of the securities Great Lakes proposes to include in such registration are so included.

         o Selection of Professionals. Great Lakes will select the investment banker(s) and manager(s), subject to OSCA's reasonable objection in some circumstances, as well as any financial printer, solicitation and/or exchange agent and counsel for the offering. OSCA will select its own outside counsel and independent auditors.

         Piggyback Registrations. The Registration Rights Agreement also provides for "piggyback" registration rights for Great Lakes. Whenever OSCA proposes to register any of OSCA's securities under the Securities Act for itself or others, subject to customary exceptions, it must provide prompt notice to Great Lakes and include in such registration all shares of OSCA's stock which Great Lakes requests to be included, each of which is referred to as a "piggyback registration."

         o Priority on Piggyback Registrations. If a piggyback registration is being made on OSCA's behalf and the underwriters advise it that cutbacks are necessary, OSCA must include in such registration:

                  o        first, the securities it proposes to offer;

                  o second, the securities requested to be included by Great Lakes; and

                  o third, any other securities requested to be included in such registration.

         If a piggyback registration is being made on behalf of other holders of OSCA's securities and the underwriters advise OSCA that cutbacks are necessary, it must include in such registration:

                  o first, the securities requested to be included by the holders requesting such registration and the securities requested to be included by Great Lakes, pro rata among these holders and Great Lakes on the basis of the number of securities owned by each applicable holder; and

                  o second, any other securities requested to be included in such registration.

         Selection of Underwriters. In many circumstances, Great Lakes has the right to reasonably object to OSCA's selection of any investment banker(s) and manager(s) in connection with a piggyback registration.

         Holdbacks. The Registration Rights Agreement contains customary holdback provisions, including covenants by OSCA not to effect a public sale or distribution of OSCA's securities during periods prior to and following the date of any registration statement filed in connection with a demand registration or a piggyback registration.

         Registration Procedures and Expenses. The Registration Rights Agreement sets forth customary registration procedures, including a covenant by OSCA to make available its senior management for road show presentations. OSCA will be obligated to pay all registration expenses incurred in connection with the Registration Rights Agreement, including all filing fees, fees and expenses of compliance with securities and/or blue sky laws, financial printing expenses, fees and disbursements of custodians, transfer agents, exchange agents and/or information agents, as well as fees and disbursements of counsel for OSCA and the fees of all independent certified public accountants, underwriters, excluding discounts and commissions, and other persons retained by OSCA. In addition, OSCA must reimburse Great Lakes for the fees and disbursements of its outside counsel as well as out-of-pocket expenses incurred in connection with any such registration.

         Indemnification. The Registration Rights Agreement contains customary indemnification and contribution provisions by OSCA for the benefit of Great Lakes and any underwriters. Great Lakes has agreed to indemnify OSCA and any underwriter solely with respect to information provided by Great Lakes.

         Transfer. Great Lakes may transfer shares covered by the Registration Rights Agreement and the holders of such transferred shares will be entitled to the benefits of the Registration Rights Agreement; provided that each such transferee agrees to be bound by the terms of the Registration Rights Agreement. These transferees will be entitled to the rights available to Great Lakes described above; provided, however, that the holder or holders of a majority of the shares covered by the Registration Rights Agreement will be entitled to exercise these rights. Any successor entities to OSCA will be bound by the terms of the Registration Rights Agreement.

         Duration. The registration rights under the Registration Rights Agreement will remain in effect with respect to any shares of OSCA's common stock until:

                  o the applicable shares have been sold pursuant to an effective registration statement under the Securities Act;

                  o the applicable shares have been sold to the public pursuant to Rule 144 under the Securities Act, or any successor provision;

                  o the applicable shares have been otherwise transferred, new certificates for them not bearing a legend restricting further transfer shall have been delivered by the company and subsequent public distribution of them shall not require registration of them under the Securities Act or any similar state law;

                  o        the applicable shares have ceased to be outstanding;
                           or

                  o in the case of shares held by a transferee of Great Lakes, when those shares become eligible for sale pursuant to Rule 144(k) under the Securities Act, or any successor provision.

BROMINATED PRODUCTS SUPPLY AGREEMENT

         OSCA and Great Lakes have entered into the "Brominated Products Supply Agreement" dated June 20, 2000 which governs the arrangements by which Great Lakes supplies OSCA with brominated products. The Brominated Products Supply Agreement has an initial term that expires on December 31, 2004, and is renewable for successive one year periods unless either party gives notice of its desire to terminate the agreement at least twelve months prior to any successive renewal term. Under this agreement, OSCA is obligated to purchase from Great Lakes, and Great Lakes is obligated to supply OSCA with, at least 80% of OSCA's annual requirements for these products, subject to a maximum amount which will vary depending upon OSCA's average purchases over the preceding three year period.

         The contract price for brominated products will be determined based on Great Lakes' cost plus a margin.

         Beginning in the third year of the agreement, if OSCA receives a bona fide written offer for the same or similar products on the same or similar terms and conditions for a net price lower than the price under the agreement, Great Lakes is required to match this offer or release OSCA from its obligations to purchase a maximum portion of OSCA's requirements as set forth below:

                  o For contract year three: 40% of OSCA's annual requirements.

                  o For contract year four: 60% of OSCA's annual requirements.

                  o        For contract year five and for all years thereafter:
                           100% of OSCA's annual requirements.

         Unless the release provisions described above apply, OSCA is required to buy a minimum volume, regardless of its actual requirements.

         In 2001, OSCA paid Great Lakes $17.9 million for brominated products purchased under the agreement.

TAX DISAFFILIATION AGREEMENT

         OSCA and Great Lakes have entered into a "Tax Disaffiliation Agreement" dated June 20, 2000 which governs the allocation of federal, state, local and foreign tax liabilities and contains agreements with respect to other tax matters. The Tax Disaffiliation Agreement sets forth the procedures for preparing and filing tax returns, paying tax liabilities, amending returns, tax audits and contests and record retention.

         Under the Tax Disaffiliation Agreement, until OSCA ceases to be a member of the Great Lakes consolidated group for federal, state, local or foreign tax purposes, Great Lakes generally will be responsible for preparing and filing, including any amendments thereto, the Great Lakes consolidated tax group's federal income tax return and consolidated or combined state and local tax returns, and Great Lakes will pay the taxes due with respect to such tax returns. For tax periods during which OSCA is a member of the Great Lakes consolidated tax group, it will calculate OSCA's tax liability as if it was a separate affiliated group of corporations filing a consolidated return, but OSCA will pay its calculated taxes to Great Lakes, which will then file the consolidated or combined return with the appropriate tax authorities. In connection with any applicable tax return, Great Lakes will have the exclusive right, in its sole discretion, to determine the manner in which that tax return will be prepared and filed, including the manner in which any item of gain, loss, deduction, credit or other attribute shall be reported, whether any extensions may be requested, the tax elections that will be made by OSCA and its subsidiaries, whether any claims for refunds will be filed, and whether any refunds shall be used as credits against other taxes. There may be some U.S. state or local jurisdictions in which OSCA will file a separate tax return for tax periods before tax deconsolidation. In that circumstance, it would file the income tax return with the appropriate tax authorities, and pay the tax directly to the tax authority.

         OSCA will prepare and file all tax returns and pay all taxes due with respect to all tax returns required to be filed by it for all tax periods after it ceases to be a member of the Great Lakes consolidated tax group and for state, local and foreign jurisdictions in which OSCA's return is not combined or consolidated with Great Lakes' return. Without the prior written consent of Great Lakes, OSCA may not amend any tax return for a period in which it was a member of the Great Lakes consolidated tax group. Some specified net operating losses, net capital losses, unused tax credits and other deductible or creditable tax attributes of OSCA's or any of OSCA's subsidiaries, which are referred to as "tax attributes," may be relinquished by OSCA under the Tax Disaffiliation Agreement. Other than those tax attributes required to be allocated to OSCA under the appropriate federal, state, local, or foreign tax law, no tax attributes will be allocated to OSCA on a carry-forward basis after the deconsolidation nor will any carryback attributes of OSCA's be allowed to be utilized for a consolidated tax return period.

         Great Lakes has the sole right to represent the interests of the Great Lakes consolidated tax group, including OSCA, in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that OSCA ceases to be a member of the Great Lakes consolidated tax group, unless it is solely liable for the taxes at issue and any redetermination of taxes would not result in any additional tax liability or detriment to any member of the Great Lakes consolidated tax group. In addition, OSCA and Great Lakes have agreed to provide each other with the cooperation and information reasonably requested by the other in connection with tax planning, the preparation or filing of any tax return, the determination and payment of estimated tax and in the conduct any tax audits, litigation or appeals.

         OSCA and Great Lakes have agreed to indemnify each other for tax or other liabilities resulting from the failure to pay any taxes required to be paid under the Tax Disaffiliation Agreement, tax or other liabilities resulting from negligence in supplying inaccurate or incomplete information or the failure to cooperate with the preparation of any tax return or the conduct of any tax audits, litigation or appeals. The Tax Disaffiliation Agreement requires OSCA to retain records, documents and other information necessary for the preparation of tax returns or for the audit thereof and to provide reasonable access to Great Lakes with respect to such records, documents and information.

SERVICES AGREEMENT

         OSCA and Great Lakes have entered into a "Services Agreement" dated June 20, 2000 pursuant to which Great Lakes will furnish OSCA with a number of transitional services. These services will generally be provided to OSCA for an amount that is reasonably related to Great Lakes' costs and will include, among other things:

                  o        treasury and cash management;

                  o        risk management;

                  o        human resources and benefits administration support;

                  o        purchasing; and

                  o        legal assistance on an as-needed basis.

         The Services Agreement will remain in force until the first to occur of:

                  o a distribution of OSCA's common stock to Great Lakes stockholders;

                  o        a divestiture of OSCA's common stock by Great Lakes;

                  o the date on which OSCA's credit facility is no longer outstanding;

                  o OSCA's termination of all of the transitional services; or

                  o the termination of the Services Agreement by either OSCA or Great Lakes because of an uncured default by either party, declaration of the agreements invalidity under applicable law or force majeure.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, OSCA has duly caused this amendment to be signed on its behalf by the undersigned, who has been duly authorized.


                                      OSCA, Inc.

                                      /s/ Steven J. Brading
                                      ------------------------------------------
                                      Steven J. Brading
                                      Vice President and Chief Financial Officer

Dated: April 23, 2002