Form 10-Q
period 2002-03-31
OSCA INC
filed 2002-05-13
CIK 1104325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
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


        Registrant's telephone number, including area code: 337-837-6047

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes  X
                                         ---

                                     No
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class A  -  6,965,744                    Shares as of May 1, 2002

Class B  -  7,900,000                    Shares as of May 1, 2002

                                   OSCA, INC.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------
PART I          FINANCIAL INFORMATION

       ITEM 1.  Condensed Consolidated Financial Statements

                Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 (Unaudited)                  2

                Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001            3
                (Unaudited)

                Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001            4
                (Unaudited)

                Notes to Condensed Consolidated Financial Statements                                                5

       ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              12

       ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk                                          17

PART II         OTHER INFORMATION

       ITEM 1.  Legal Proceedings                                                                                  17

       ITEM 4.  Submission of Matters to a Vote of Security Holders                                                18

       ITEM 6.  Exhibits and Reports on Form 8-K                                                                   18

                Signatures                                                                                         19

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   OSCA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (thousands)


                                                                                        MARCH 31,         DECEMBER 31,
                                                                                           2002               2001
                                                                                       -----------        ------------
                                                                                       (UNAUDITED)
                                     ASSETS

Current Assets
  Cash and cash equivalents                                                             $   1,221          $   8,487
  Restricted cash                                                                           7,228                 --
  Accounts and notes receivable, less allowance for doubtful
       accounts of $693 at March 31 and $543 at December 31                                32,856             37,497
  Inventories                                                                              28,564             28,490
  Prepaid expenses and other current assets                                                 3,944              1,748
  Deferred income taxes                                                                     8,670              2,311
                                                                                        ---------          ---------
     Total current assets                                                                  82,483             78,533

Property and equipment, net                                                                57,113             51,256
Goodwill                                                                                    6,572              6,572
Covenants not to compete, less accumulated amortization of $1,027
    at March 31 and $882 at December 31                                                     2,098                143
Other assets                                                                                1,322              1,282
                                                                                        ---------          ---------
      Total Assets                                                                      $ 149,588          $ 137,786
                                                                                        =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                                      $  15,678          $  15,511
  Litigation reserve                                                                       13,408                 --
  Accrued liabilities                                                                       5,527              5,242
  Income taxes payable                                                                         85              2,117
  Current portion of notes payable                                                            118                118
  Due to Great Lakes                                                                        2,217              4,406
                                                                                        ---------          ---------
       Total current liabilities                                                           37,033             27,394

Notes payable                                                                              36,039             27,118
Other long-term liabilities                                                                 1,893                970
Deferred income taxes                                                                       5,025              3,714
                                                                                        ---------          ---------
        Total liabilities                                                                  79,990             59,196
                                                                                        ---------          ---------

Stockholders' equity:
  Class A common stock, $.01 par value, 25,000,000 shares authorized, 6,957,692 shares issued and outstanding at March 31, 2002, 6,945,019 shares issued
   and outstanding at December 31, 2001                                                        69                 69
  Class B common stock, $.01 par value, 40,000,000 shares authorized, 7,900,000
    shares issued and outstanding at March 31, 2002 and December 31, 2001                      79                 79
  Additional paid-in capital                                                               91,134             90,876
  Retained earnings (deficit)                                                             (19,994)           (10,565)
  Accumulated other comprehensive (loss)                                                   (1,690)            (1,869)
                                                                                        ---------          ---------
         Total stockholders' equity                                                        69,598             78,590
                                                                                        ---------          ---------
         Total Liabilities and Stockholders' Equity                                     $ 149,588          $ 137,786
                                                                                        =========          =========

            See notes to condensed consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
                                                             (UNAUDITED)
Net revenue                                          $ 35,570          $ 43,757

Operating Expenses:
     Cost of goods sold and services                   29,473            32,464
     Selling, general and administrative                6,219             5,394
     Litigation verdict                                13,541                --
     Amortization of intangibles                          147                99
                                                     --------          --------
          Total operating expenses                     49,380            37,957
                                                     --------          --------
Operating income (loss)                               (13,810)            5,800

Interest expense                                         (324)             (461)
Interest income                                            23                64
Foreign currency losses                                  (214)             (277)
Other expense, net                                       (121)             (578)
                                                     --------          --------
Income (loss) before income taxes                     (14,446)            4,548
Income tax expense (benefit)                           (5,017)            1,728
                                                     --------          --------
Net income (loss)                                    $ (9,429)         $  2,820
                                                     ========          ========

Earnings (loss) per share:
      Basic                                          ($  0.63)         $   0.19
      Diluted                                        ($  0.63)         $   0.19

      Weighted average shares outstanding              14,851            14,840
      Weighted average shares outstanding
            assuming dilution                          14,851            14,911



            See notes to condensed consolidated financial statements.

                                   OSCA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (thousands)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                           2002              2001
                                                                                         --------          --------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                        $ (9,429)         $  2,820
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
     Depreciation and amortization of intangibles                                           2,785             2,144
     Deferred income taxes                                                                 (5,048)                1
     Loss on sale of property and equipment                                                    78                --
     Tax benefit on exercised stock options                                                    49                --
Changes in operating assets and liabilities, net of effect of business acquired:
     Accounts and notes receivable, net                                                     4,641            (3,765)
     Inventories                                                                              (38)              660
     Income taxes                                                                          (2,032)               --
     Other current assets                                                                  (2,196)              150
     Accounts payable                                                                         167             5,905
     Litigation reserve                                                                    13,408                --
     Due to Great Lakes                                                                    (2,189)              260
     Accrued liabilities                                                                      (15)              652
     Other                                                                                   (911)             (331)
                                                                                         --------          --------
Net Cash (Used in) Provided by Operating Activities                                          (730)            8,496

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                                     (6,994)           (3,301)
   Acquisition of business                                                                 (1,879)               --
   Cash deposited in restricted cash account related to BJ Merger                          (7,228)               --
   Proceeds from the sales of property and equipment                                          256                21
                                                                                         --------          --------
Net Cash Used in Investing Activities                                                     (15,845)           (3,280)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from exercise of stock options                                                    209                --
   Net borrowings (repayments) of notes payable                                             8,921            (3,842)
                                                                                         --------          --------
Net Cash Provided by (Used in) Financing Activities                                         9,130            (3,842)
                                                                                         --------          --------

Net (decrease) increase in Cash and Cash Equivalents                                       (7,445)            1,374
Cash and Cash Equivalents at Beginning of Year                                              8,487             3,551
Effect of exchange rate changes on cash and cash equivalents                                  179                60
                                                                                         --------          --------
Cash and Cash Equivalents at End of Period                                               $  1,221          $  4,985
                                                                                         ========          ========


            See notes to condensed consolidated financial statements.

                                   OSCA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of OSCA, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

2. PENDING MERGER AND ACQUISITIONS

Pending Merger

         On February 20, 2002, OSCA announced that it entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement, BJ Services will acquire all of the outstanding shares of OSCA for $28.00 per share in cash. A special committee of independent members of OSCA's Board reviewed the transaction on behalf of the public stockholders and recommended the transaction to the complete OSCA Board, which then unanimously approved the merger agreement. The transaction has a total equity value of approximately $420.0 million.

         Great Lakes Chemical Corporation, which owns approximately 53% of OSCA's outstanding Common Stock and holds approximately 92% of the voting power, has delivered its written stockholder consent approving the transaction with BJ Services. The Great Lakes consent constitutes sufficient action by OSCA stockholders to approve the transaction.

         The transaction is subject to regulatory approvals and OSCA has received those approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. OSCA has filed an information statement describing the transaction with the Securities and Exchange Commission and mailed such statement to OSCA stockholders on May 2, 2002. OSCA anticipates the merger to close on May 31, 2002. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

Ancor Services, Inc.

         On January 3, 2002, OSCA completed the acquisition of substantially all of the assets of Ancor Services, Inc. Ancor provided land based well stimulation products and services to oil and natural gas production companies in East Texas and North Louisiana. The assets acquired included a cement plant, specialized vehicles, shop trucks and office furniture. The acquisition has been accounted for using the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141,

Business Combinations. Ancor's operating results since January 3, 2002 have been consolidated with the operating results of OSCA. The acquired assets were recorded at fair value with no goodwill being recorded. The purchase price for the assets of approximately $1.9 million was paid utilizing available cash. As part of the acquisition, OSCA also compensated the owners of Ancor for entering into noncompete agreements and for performing consulting services. OSCA paid $0.9 million toward the noncompete agreements at closing and has an obligation to pay another $1.2 million over the next four years. The obligation due within the next year of $0.3 million is included in accrued expenses and the long-term obligation of $0.9 million is recorded in other long-term liabilities. The consulting services of $0.8 million were paid at closing.

3. RESTRICTED CASH

         OSCA has deposited funds into a Rabbi Trust to cover some, but not all of its obligations to senior management of OSCA should a change of control and related termination of employment occur as a result of the merger with BJ Services. The manager of the Rabbi Trust has invested the funds into a money market account. If the merger is not completed, the funds will be returned to OSCA's unrestricted cash account.

4. INVENTORIES

         The major components of OSCA's inventories are as follows:

                                            MARCH 31,          DEC 31,
                                              2002              2001
                                            --------          --------
        Downhole Completion Tools

          Finished products                 $ 18,342          $ 16,544
          Raw materials                          600               609
          Reserves for obsolescence             (900)             (800)

        Completion Fluids

          Finished products                    9,373            10,597
          Supplies                               744               763
          Reserves for obsolescence             (450)             (450)

        Completion Services

          Finished products                      607               973
          Supplies                               248               254
                                            --------          --------
                                            $ 28,564          $ 28,490
                                            ========          ========

5. GOODWILL AND INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         OSCA adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. OSCA has not yet performed its transitional impairment test in conjunction with the adoption of SFAS 142.

         The following information relates to intangible assets still subject to amortization under SFAS 142:

Estimated amortization expense:  (in thousands)
   For the year ended 12/31/02                                 $578
   For the year ended 12/31/03                                  485
   For the year ended 12/31/04                                  460
   For the year ended 12/31/05                                  360
   For the year ended 12/31/06                                  360

         The following table provides the comparable effects excluding the prior amortization expense of goodwill:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                   2002               2001
                                                                ---------          ---------
                                                           (in thousands, except per share data)
      Reported net income (loss) before change in
        accounting principle                                    $  (9,429)         $   2,820
      Add back: goodwill amortization (net of tax)                     --                 43
                                                                ---------          ---------
      Adjusted net income (loss)                                   (9,429)             2,863
                                                                =========          =========

      Reported basic earnings (loss) per share before
            change in accounting principle                     ($    0.63)         $    0.19
      Add back: goodwill amortization (net of tax)                     --                 --
                                                                ---------          ---------
      Adjusted basic earnings (loss) per share                 ($    0.63)         $    0.19
                                                                =========          =========

      Reported diluted earnings (loss) per share before
            change in accounting principle                     ($    0.63)         $    0.19
      Add back: goodwill amortization (net of tax)                     --                 --
                                                                ---------          ---------
      Adjusted diluted earnings (loss) per share               ($    0.63)         $    0.19
                                                                =========          =========

6. LITIGATION

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

         The lawsuits relate to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which OSCA and others were engaged to perform specific workover operations. In the Texas case, Plaintiffs seek damages, interest and other costs in the approximate amount of $21.5 million, alleging that OSCA and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. OSCA alleges negligence against the Plaintiffs and other defendants and seeks damages, interest, costs and general and equitable relief. OSCA filed a third party demand against its underwriters and insurance broker in support of coverage of claims asserted against OSCA in the Newfield matter.

         On April 4, 2002, a Federal Court jury in Houston, Texas reached a verdict in the lawsuit against OSCA and other defendants. The jury found OSCA and the other defendants responsible for those claims and found OSCA's share of the damages to be approximately $13.3 million. A charge of $13.5 million has been recorded in the first quarter of 2002, which includes $0.2 million of legal fees incurred during the quarter.

         In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. OSCA's insurers have denied coverage for this incident and a related trial on these insurance coverage claims is scheduled to begin on May 20, 2002. The court has not yet entered a final judgment on the liability claim and OSCA does not expect final judgment to be entered until completion of the related insurance trial. Any recoveries as a result of the insurance trial will be recognized in the period in which recovery occurs.

7. LONG-TERM DEBT

         During the quarter ended March 31, 2002, OSCA borrowed approximately $8.9 million under its $40.0 million credit facility with a bank. These borrowings resulted in $35.9 million being outstanding as of March 31, 2002. The borrowings were used to fund the restricted cash (note 3) and the Ancor acquisition (note 2). As a result of the litigation verdict (note 6), OSCA was in violation of covenants related to funded indebtedness and fixed charge coverage ratios. On April 30, 2002, the lenders granted OSCA a modification in the calculation of those two covenants which brought OSCA into compliance.

8. COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) was as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2002               2001
                                                     -------            -------
        Net income (loss)                            $(9,429)           $ 2,820
        Foreign currency translation                     179               (110)
                                                     -------            -------
        Comprehensive income (loss)                  $(9,250)           $ 2,710
                                                     =======            =======

9. EARNINGS (LOSS) PER SHARE

         The computation of basic and diluted earnings (loss) per share is determined by dividing net income (loss) by the number of shares as follows (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                        2002              2001
                                                      --------          --------
Numerator:
  Net income (loss)                                   $ (9,429)         $  2,820
                                                      ========          ========

Denominator:
  Weighted - average shares- basic                      14,851            14,840
  Effect of dilutive securities- stock options              --                71
                                                      --------          --------
  Weighted-average shares- diluted                      14,851            14,911
                                                      ========          ========

Basic earnings (loss) per share                       $  (0.63)         $   0.19
                                                      ========          ========
Diluted earnings (loss) per share                     $  (0.63)         $   0.19
                                                      ========          ========

         Restricted stock and options to purchase 101,548 shares of OSCA's common stock were not included in the computation of diluted earnings (loss) per share for the three months ended March 31, 2002 as the effect would have been antidilutive due to the net loss for the period.

10. SEGMENT INFORMATION

         OSCA is organized into three global business segments:

                  -        Completion Fluids,

                  -        Completion Services and

                  -        Downhole Completion Tools.

         The segments are organized to offer a distinct but synergistic group of products, technology and services.

         OSCA evaluates performance and allocates resources based on operating income which represents net revenue less cost of sales and allocated selling, general and administrative expenses. Intersegment net revenue and transfers are recorded at OSCA's cost, and therefore there is no intercompany income or loss recorded.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                       2002              2001
                                                     --------          --------
Net revenues by segment to external customers:
   Completion Fluids                                 $ 10,347          $ 17,346
   Completion Services                                 13,027            12,608
   Downhole Completion Tools                           12,196            13,803
                                                     --------          --------
                                                     $ 35,570          $ 43,757
                                                     ========          ========

Segment operating income (loss):
   Completion Fluids                                 $   (449)         $  1,479
   Completion Services                                   (722)            1,860
   Downhole Completion Tools                            1,544             3,249
                                                     --------          --------
   Total operating income of reportable segment           373             6,588
   Corporate and Other                                (14,183)             (788)
                                                     --------          --------
   Operating income (loss)                            (13,810)            5,800
   Interest expense, net                                 (301)             (397)
   Other expense, net                                    (335)             (855)
                                                     --------          --------
   Income (loss) before income taxes                 $(14,446)         $  4,548
                                                     ========          ========

11. CONTINGENCIES

         OSCA is partially self-insured for employee health insurance claims and generally incurs a maximum of $80,000 per employee under medical claims. While OSCA has workers compensation and automobile liability insurance coverage, both policies have a deductible of $250,000 per incident. Although OSCA believes that adequate reserves have been provided for expected liabilities arising from its insurance obligations, management's estimates of these liabilities may change in the future as circumstances warrant.

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

12. NEW ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. OSCA's adoption of SFAS 144 has not had a material impact on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with OSCA's Consolidated Financial Statements and Management's Discussion and Analysis contained in the Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report.

         The following table sets forth the percentage relationship to net revenue of certain income statement items for OSCA's operations:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          2002            2001
                                                         ------          ------
                                                           (%)             (%)
        Net revenue                                       100.0           100.0
        Operating expenses:
          Cost of goods sold and services                  82.8            74.2
          Selling, general & administrative                17.5            12.3
          Litigation verdict                               38.1              --
          Amortization of intangibles                       0.4             0.2
                                                         ------          ------

        Operating income (loss)                           (38.8)           13.3

        Interest expense                                   (0.9)           (1.1)
        Interest income                                      --             0.1
        Foreign currency losses                            (0.6)           (0.6)
        Other expense, net                                 (0.3)           (1.3)
                                                         ------          ------

        Income (loss) before income taxes                 (40.6)           10.4
        Income tax expense (benefit)                      (14.1)            4.0
                                                         ------          ------

        Net income (loss)                                 (26.5)            6.4
                                                         ======          ======

RESULTS OF OPERATIONS

         OSCA is organized into three global business segments:

                  -        Completion Fluids,

                  -        Completion Services and

                  -        Downhole Completion Tools.

         The segments are organized to offer a distinct but synergistic group of products, technology and services.

         The Completion Fluids segment sells and recycles clear completion fluids and performs related fluid maintenance services, such as filtration and reclamation. OSCA also provides a broad line of specially formulated and customized completion fluids. Completion fluids are used to control well pressure, clean the well subsequent to drilling activities and facilitate other completion activities, while minimizing reservoir damage

     The  Completion Services segment provides:

         -        sand control pressure pumping,

         -        marine well services and

         - coiled tubing services to perform gravel packing, frac packing and well stimulation.

         The purpose of sand control pressure pumping is to force fluids and gravel pack sand into the well to act as a downhole filter to inhibit the flow of sand into the well. Coiled tubing is utilized to convey chemicals that stimulate the well or deliver downhole equipment during well completion, or during the production phase in order to stimulate well production rates. Completion services are provided either by portable equipment placed directly on a well, rig or platform or delivered via a fleet of advanced marine vessels.

         The Downhole Completion Tools segment designs, builds and installs downhole completion tools for wells that are primarily used to control the migration of reservoir sand into the well. The downhole completion tools help to prevent the deterioration of the reservoir.

COMPARISON OF  THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Net Revenue. Revenues by business segment are as follows:

                                              THREE MONTHS ENDED               % INCREASE
                                                   MARCH 31,                   (DECREASE)
                                           -------------------------           ----------
                                             2002             2001
                                           --------         --------
                                                (in thousands)
         Completion Fluids                 $ 10,347         $ 17,346             (40.3)
         Completion Services                 13,027           12,608               3.3
         Downhole Completion Tools           12,196           13,803             (11.6)
                                           --------         --------
                                           $ 35,570         $ 43,757             (18.7)
                                           ========         ========

         Market conditions for the three months ended March 31, 2002 have deteriorated from the conditions that existed for the three months ended March 31, 2001. The deterioration was a result of a weakened economy and decreased oil and natural gas prices. Those market conditions resulted in a decrease in revenue for the Completion Fluids and Downhole Completion Tools segments for the comparable three-month periods ended March 31, 2002 and 2001. The Completion Services segment realized a net increase in revenue in spite of the market conditions for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The increase is attributable to approximately $1.0 million of revenue generated in the first quarter of 2002 from OSCA's expansion into the land market, with no comparable revenue in the first quarter of 2001.

         Cost of goods sold and services. Cost of goods sold and services by business segment are as follows:

                                              THREE MONTHS ENDED               % INCREASE
                                                   MARCH 31,                   (DECREASE)
                                           -------------------------           ----------
                                             2002             2001
                                           --------         --------
                                                (in thousands)
         Completion Fluids                 $  9,071         $ 14,146             (35.9)
         Completion Services                 11,967            9,585              24.9
         Downhole Completion Tools            8,435            8,733              (3.4)
                                           --------         --------
                                           $ 29,473         $ 32,464              (9.2)
                                           ========         ========

         The decrease in cost of goods sold and services for the Completion Fluids and Downhole Completion Tools segments correlates with the decrease in revenue. The increase in cost of goods sold and services in the Completion Services segment relates to OSCA's land market expansion. OSCA incurred approximately $2.2 million in costs of goods sold and services for the land market during the quarter ended March 31, 2002, with no comparable cost in the same period of the prior year.

         Selling, General and Administrative. Selling, general and administrative expense increased $0.8 million, or 15.3%, to $6.2 million for the three months ended March 31, 2002 compared to $5.4 million for the three months ended March 31, 2001. The increase is primarily attributable to the following factors:

- $325,000 in additional wage expense primarily attributed to OSCA's continued focus on the Downhole Completion Tools segment and OSCA's expansion into the land market in the Completion Services segment,

- $316,000 for bonus accruals for OSCA's workforce in response to anticipated achievement of performance targets as of March 31, 2002, whereas OSCA did not anticipate a need for bonus accruals at March 31, 2001, and

-        $146,000 increase in bad debt expense as a result of market conditions.

         Litigation Verdict. On April 4, 2002, a jury reached a verdict in the lawsuit against OSCA and other defendants relating to a blowout of a well in the Gulf of Mexico for which OSCA and others were engaged to perform workover operations. Plaintiffs claimed that OSCA and the other defendants breached their contracts to perform workover operations and were negligent in performing those operations. The jury found OSCA and the other defendants responsible for those claims and found OSCA's share of the damages to be approximately $13.3 million. Those damages along with legal fees incurred in the first quarter of 2002 have been charged to the litigation verdict expense.

         In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. OSCA's insurers have denied coverage for this incident and a related trial on these insurance coverage claims is scheduled to begin on May 20, 2002.

         Amortization of Intangibles. Amortization of intangibles for the quarter ended March 31, 2001, included approximately $69,000 related to the amortization of goodwill and with the adoption of SFAS 141, OSCA did not record any amortization related to goodwill for the quarter ended March 31, 2002.

The increase in amortization expense between periods relates to the amortization of covenants not to compete that were incurred with the Ancor acquisition.

         Operating Income (Loss). As a result of the foregoing, operating income
(loss) decreased $19.6 million to a loss of $13.8 million for the three months ended March 31, 2002 compared to operating income of $5.8 million for the same period of the prior year. Operating income (loss) by segment is as follows:

                                              THREE MONTHS ENDED               % INCREASE
                                                   MARCH 31,                   (DECREASE)
                                           -------------------------           ----------
                                             2002             2001
                                           --------         --------
                                                (in thousands)
         Completion Fluids                 $   (449)        $  1,479             (130.4)
         Completion Services                   (722)           1,860             (138.8)
         Downhole Completion Tools            1,544            3,249              (52.5)
         Corporate and Other                (14,183)            (788)          (1,699.9)
                                           --------         --------
                                           $(13,810)        $  5,800             (338.1)
                                           ========         ========


         Income Tax Provision. The income tax provision for the quarter ended March 31, 2002 was a tax benefit of $5.0 million, resulting in an effective tax rate of 34.7%, while in 2001 OSCA recorded a tax expense of $1.7 million, resulting in an effective tax rate of 38.0%. The decrease in effective rate was primarily due to the fact that no benefit was recognized on certain losses generated in international countries for the three months ended March 31, 2002.

         Net Income (Loss). Net income (loss) for the three months ended March 31, 2002 decreased $12.2 million to a net loss of $9.4 million from a net profit of $2.8 million for the three months ended March 31, 2001 reflecting the factors discussed above.

FINANCIAL CONDITION & LIQUIDITY

WORKING CAPITAL

     OSCA's primary uses for cash are:

         -        to fund working capital requirements,

         -        to make capital expenditures and

         -        for acquisitions.

     Historically, OSCA's cash sources have been provided by:

         -        operations,

         -        borrowings and

         -        prior to its IPO, intercompany borrowings from Great Lakes.

         To the extent OSCA's future cash requirements exceed the cash provided by operations, OSCA will fund those requirements through debt or equity financing activities.

         OSCA's working capital at March 31, 2002 was $45.5 million compared to $51.1 million at December 31, 2001. The decrease is attributable to the accrual related to the Newfield litigation which is offset by the tax benefit associated with the accrual.

         OSCA's operations used $0.7 million in cash for the first three months of 2002 and provided $8.5 million in cash in the first three months of 2001. The difference in operating cash flow is primarily attributable to OSCA's net income
(loss) for the respective periods. Capital expenditures for the three months ended March 31, 2002 and 2001 were $7.0 million and $3.3 million, respectively. During the first quarter of 2002, OSCA continued its planned capital expenditures related to the expansion of its land based completion services segment. In connection with that expansion, OSCA used $1.9 million to acquire the assets of Ancor Services, Inc., a provider of land based well stimulation products and services to oil and natural gas producers in East Texas and North Louisiana. OSCA also deposited $7.2 million into a Rabbi Trust to cover some, but not all of its obligations to senior management of OSCA should a change of control occur pursuant to the pending merger with BJ Services Company. The manager of the Rabbi Trust has invested the funds into a money market account. If the merger does not occur the funds will become an unrestricted asset of OSCA.

         OSCA's primary source of funds for the first quarter of 2002 was available cash and additional net borrowings of $8.9 million from its $40.0 million credit facility. During the first quarter of 2001, OSCA's primary source of funds was from operations and OSCA was able to reduce outstanding debt.

Long Term Debt Facilities

         At March 31, 2002, OSCA had available borrowings of $3.3 million under its credit facility compared to $12.3 million at March 31, 2001. OSCA had one outstanding letter or credit for $750,000 as of March 31, 2002 and 2001 which reduced availability under its credit facility.

         As a result of the litigation verdict, which resulted in a $13.5 million expense, OSCA was in violation of covenants related to funded indebtedness and fixed coverage ratios. On April 30, 2002, the lenders granted OSCA a modification in the calculation of those two covenants which brought OSCA into compliance.

Future Capital Needs

         Capital expenditures for the year ended December 31, 2002 are expected to be approximately $19.1 million with $7.0 million already spent in the first quarter of 2002. The remaining capital expenditures are expected to be funded from operations or additional borrowings.

         While a verdict of $13.3 million has been awarded against OSCA as a result of the Newfield litigation, management is under the opinion that a significant portion of the verdict will be covered by insurance. OSCA's insurers have denied coverage and a trial to determine the extent of the insurance companies' liability is scheduled to start May 20, 2002. There can be no assurance as to the result of that trial.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. OSCA adopted the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. OSCA has not yet performed its transitional impairment tests in conjunction with the adoption of SFAS 142.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. OSCA's adoption of SFAS 144 has not had a material impact on its financial position and results of operations.

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements involving risks and uncertainties that affect OSCA's operations as discussed in the 2001 Annual Report on Form 10-K filed with the SEC. Accordingly, there is no assurance that OSCA's expectations will be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         OSCA's exposure to market risk for changes in interest rate and its exposure to foreign exchange risk has not changed materially since December 31, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         The lawsuits relate to a blowout of a well situated in the Gulf of Mexico, offshore Louisiana, for which OSCA and others were engaged to perform specific workover operations. In the Texas case,

Plaintiffs seek damages, interest and other costs in the approximate amount of $21.5 million, alleging that OSCA and the other defendants breached their contracts to perform workover operations, and were negligent in performing those operations. OSCA alleges negligence against the Plaintiffs and other defendants and seeks damages, interest, costs and general and equitable relief. OSCA filed a third party demand against its underwriters and insurance broker in support of coverage of claims asserted against OSCA in the Newfield matter.

         On April 4, 2002, a Federal Court jury in Houston, Texas reached a verdict in the lawsuit against OSCA and other defendants. The jury found OSCA and the other defendants responsible for those claims and found OSCA's share of the damages to be approximately $13.3 million. A charge of $13.5 million has been recorded in the first quarter of 2002, which includes $0.2 million of legal fees incurred during the quarter.

         In connection with the lawsuit, OSCA asserted claims against its insurers and insurance brokers in support of insurance coverage for this incident. OSCA's insurers have denied coverage for this incident and a related trial on these insurance coverage claims is scheduled to begin on May 20, 2002. The court has not yet entered a final judgment on the liability claim and OSCA does not expect final judgment to be entered until completion of the related insurance trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 20, 2002, OSCA announced that it entered into a definitive merger agreement with BJ Services Company. Under the terms of the agreement, BJ Services will acquire all of the outstanding shares of OSCA for $28.00 per share in cash. A special committee of independent members of OSCA's Board reviewed the transaction on behalf of the public stockholders and recommended the transaction to the complete OSCA Board, which then unanimously approved the merger agreement. The transaction has a total equity value of approximately $420.0 million.

         Great Lakes Chemical Corporation, which owns approximately 53% of OSCA's outstanding Common Stock and holds approximately 92% of the voting power, has delivered its written stockholder consent approving the transaction with BJ Services. The Great Lakes consent constitutes sufficient action by OSCA stockholders to approve the transaction.

         The transaction is subject to regulatory approvals and OSCA has received those approvals including those under the Hart-Scott-Rodino Antitrust Improvements Act. OSCA has filed an information statement describing the transaction with the Securities and Exchange Commission mailed such statement to OSCA stockholders on May 2, 2002. OSCA anticipates the merger closing on May 31, 2002. There can be no assurance that the merger will be consummated in accordance with the terms of the merger agreement, if at all.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed as part of the report are listed below:

         2.1 Agreement and Plan of Merger Dated as of February 20, 2002, by and among, BJ Services Company, BJTX, Co. and OSCA, Inc. (incorporated by reference to OSCA's Information Statement on Schedule 14C filed April 29, 2002).

(b)      Reports on Form 8-K

         On April 11, 2002, OSCA filed a current report on Form 8-K (pursuant to
         Item 5 thereunder) to report a litigation verdict.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, OSCA has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002                 By: /s/ Steven J. Brading
                                      ------------------------------------------
                                           Steven J. Brading
                                           Vice President & Chief Financial and
                                           Accounting Officer